Form 10-K
period 2011-05-31
Go Green Directories, Inc.
filed 2012-03-01
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the fiscal year ended May 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-168263

GO GREEN DIRECTORIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27 - 1139744
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

          1030 Alhambra Circle, Coral Gables, FL 33134

(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (646) 415 -7987

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter.  Because we were not public, there was no market value.

The number of shares of the issuer’s common stock issued and outstanding as of  May 31, 2011 was 15,100,000 shares.

Documents Incorporated By Reference: None

Part I

Item 1. Business.

We were incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc.  We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website and the acquisition of our domain names, and the development of our business plan.  It is our intention to create a web portal whereby we plan to serve as an all-inclusive information provider for anyone worldwide who is looking to buy, sell or lease environmentally friendly “green” products and services.  It is our intention to list companies or organizations that meet these criteria at no cost initially, complete with contact information and links to their website(s) where available.  We hope to demonstrate the positive effects of a Go Green listing and the cost-effective results that we believe we can deliver to a wide range of concerns that wish to be known for their concern for the environment.  As an additional source of income, it is our intention to offer to our listings, where appropriate, assistance in obtaining video production.  This service will serve two purposes: to produce ancillary income through commissions from the video producers; and to enhance the listing with the objective of increasing results of that listing.

Item 2. Risk Factors.

Risks Relating to Our Business :

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $33,760 and $28,540 for the years ended May 31, 2011 and 2010, respectively.  We had a  an accumulated deficit of $62,300 at May 31, 2011and $28,540 for the year ended May 31, 2010.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated January, 2012 our independent auditors stated that our financial statements for the period ended May 31, 2010, were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have received no revenues from operations and have limited assets.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history and must be considered in the development stage.  Our success is significantly dependent on a successful listing of concerns striving to be environmentally responsible and the converting of their free trial to fee-paying continued listings.  Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history.  We may be unable to convince sufficient organizations to continue with us and as a result operate on a profitable basis.  We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage.  If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

IF WE ARE UNABLE TO ESTABLISH SUFFICIENT SALES AND MARKETING CAPABILITIES OR ENTER INTO AND MAINTAIN APPROPRIATE ARRANGEMENTS WITH THIRD PARTIES TO SELL, MARKET AND DISTRIBUTE OUR SERVICES, OUR BUSINESS WILL BE HARMED.

We have limited experience as a company in the sale, marketing and distribution of our products and services.  We depend almost entirely to demonstrate our ability to deliver value through customer trials and show enough internet hits on our listings websites resulting from links on our system.  To achieve commercial success, we must develop sales and marketing capabilities and enter into and maintain successful arrangements with potential clients and prove our worth to them.

If we are unable to establish and maintain adequate sales, marketing and distribution capabilities, independently or with others, we may not be able to generate product revenue and may not become profitable.  If our current or future customers do not receive adequate responses, our ability to achieve our expected revenue growth rate will be harmed.

IF WE ARE UNABLE TO RETAIN THE SERVICES OF MR. O’SHAUGHNESSY AND/OR MS. HODYNO OR IF WE ARE UNABLE TO SUCCESSFULLY RECRUIT QUALIFIED PERSONNEL WE MAY NOT BE ABLE TO CONTINUE OUR OPERATIONS.

Our success depends to a significant extent upon the continued services of Mr. Brian O’Shaughnessy, our President and Chief Executive Officer, and Rachael Hodyno, our Chief Financial Officer, Secretary and Treasurer.  Loss of the services of Ms. Hodyno and/or Mr. O’Shaughnessy could have a material adverse effect on our growth, revenues, and prospective business.  In order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified personnel having experience in the internet service business.  Competition for qualified individuals is intense.  There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We experienced some delay due to the resignation of our former President and CEO and the appointment of Mr. O’Shaughnessy to replace him in November 2010.  We are confident that Mr. O’Shaughnessy is now up to speed is firmly in control of the affairs of the corporation.

WE MAY IN THE FUTURE BE SUBJECT TO INTELLECTUAL PROPERTY INFRINGEMENT CLAIMS, WHICH ARE COSTLY TO DEFEND, COULD RESULT IN SIGNIFICANT DAMAGE AWARDS, AND COULD LIMIT OUR ABILITY TO PROVIDE CERTAIN CONTENT OR USE CERTAIN TECHNOLOGIES IN THE FUTURE.

We have not applied for any trademarks, though we intend to do so in the future.  There is no guarantee that our applications, when made, will be accepted.  Although we seek to protect our proprietary rights, our actions may be inadequate to protect any trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights.

Internet, technology, media companies and patent holding companies often possess a significant number of patents.  In addition, effective copyright and trademark protection may be unenforceable or limited.  Further, many of these companies and other parties are actively developing or purchasing search, indexing, electronic commerce and other Internet-related technologies, as well as a variety of online business models and methods.  We believe that these parties will continue to take steps to protect these technologies, including, but not limited to, seeking patent protection.  As a result, disputes regarding the ownership of technologies and rights associated with online business are likely to continue to arise in the future.

As we expand our business and develop new technologies, products and services, we may become increasingly subject to intellectual property infringement claims.  In the event that there is a determination that we have infringed third-party proprietary rights such as patents, copyrights, trademark rights, trade secret rights or other third party rights such as publicity and privacy rights, we could incur substantial monetary liability, be required to enter into costly royalty or licensing agreements or be prevented from using the rights, which could require us to change our business practices in the future and limit our ability to compete effectively.  We may also incur substantial expenses in defending against third-party infringement claims regardless of the merit of such claims.  The occurrence of any of these results could harm our brand and negatively impact our operating results.

IF WE DO NOT OBTAIN ADEQUATE REVENUES FROM INTERNET ADVERTISING, OUR FUTURE OPERATING RESULTS COULD BE ADVERSELY AFFECTED

We plan to rely on revenues generated from listing fees, plus additional income from the sale of advertising and small commissions or referral fees from video production concerns.  We are, in fact, totally an advertising vehicle.  We must rely entirely on proving our worth initially as an advertising medium by exposing our clients and their products and services free of charge and then relying on our ability to deliver new customers at an affordable rate.  It may well be that we will base future fee schedules on the number of exposures or “hits” that a particular listing receives.  If we do not succeed in these efforts our business will be materially adversely affected.

Competition for Internet advertising and customers is intense and we expect that competition will continue to intensify.  Barriers to entry are minimal, and competitors can launch new websites at a relatively low cost.  We will compete for a share of a customer’s advertising budget.  Our business model depends, in part, upon our ability to deliver pertinent information about a wide variety of products and services.  If we are unable to develop Internet listings that attract a loyal user base possessing demographic characteristics attractive to listing concerns it could have a material adverse effect on our business, financial condition and operating results.  Furthermore, if we fail to persuade new organizations to spend a portion of their budget on listing with us, our revenues could decline and our future operating results could be adversely affected.

COMPETITION FOR INTERNET RELATED PRODUCTS IS HIGHLY COMPETITIVE AND THERE IS NO ASSURANCE THAT WE WILL BE SUCCESSFUL IN GAINING ACCEPTANCE FOR OUR WEBSITE.

Competition for Internet products and services is intense.  Barriers to entry are minimal, and competitors can launch new Websites at a relatively low cost.  Several companies offer competitive web-based trade communities and we expect that additional companies will offer competing web-based trade communities on a standalone or portfolio basis.  Our competitors may develop Internet products or services that are superior to, or have greater market acceptance than, our vertical trade portal.  If we are unable to compete successfully against our competitors, our business, financial condition and operating results will be adversely affected.

FAILURE TO MAINTAIN OR ENHANCE OUR BRAND RECOGNITION IN A COST-EFFECTIVE MANNER COULD HARM OUR OPERATING RESULTS.

To be successful, we must establish and strengthen the brand awareness of the Go Green brand.  We believe that maintaining and enhancing our brand recognition is an important aspect of our efforts to attract and expand our user and advertiser base.  We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market.  We may not be able to successfully maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, these efforts may not be cost-effective.  If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, operating results and financial condition could be harmed.

Risks Relating to Our Common Stock :

THERE IS PRESENTLY NO MARKET FOR OUR COMMON STOCK. ANY FAILURE TO DEVELOP OR MAINTAIN A TRADING MARKET COULD NEGATIVELY AFFECT THE VALUE OF OUR SHARES AND MAKE IT DIFFICULT OR IMPOSSIBLE FOR YOU TO SELL YOUR SHARES.

Prior to this offering, there has been no public market for our common stock and a public market for our common stock may not develop upon completion of this offering.  While we will attempt to have our common stock quoted on the OTCBB we will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations.  Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us.  Even if a market for our common stock does develop, the market price of our common stock may be highly volatile.  In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of our common stock.

Even if our common stock is quoted on the OTCBB under a symbol, that service provides a limited trading market.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

IF YOU PURCHASE SHARES IN THIS OFFERING, YOU WILL EXPERIENCE IMMEDIATE AND SUBSTANTIAL DILUTION.

The $0.02 per share offering price of the common stock being sold under this prospectus has been arbitrarily set.  The price does not bear any relationship to our assets, book value, earnings or net worth and it is not an indication of actual value.  Accordingly, if you purchase shares in this offering, you will experience immediate and substantial dilution.  You may also suffer additional dilution in the future from the sale of additional shares of common stock or other securities.

SHOULD OUR STOCK BECOME LISTED ON THE OTCBB OR IF WE FAIL TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS, WE COULD BE REMOVED FROM THE OTCBB WHICH WOULD LIMIT THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF STOCKHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

Companies trading on the OTCBB, as we seek to become, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and must be current in their reports under Section 13 in order to maintain price quotation privileges on the OTCBB service.  If we fail to remain current on our reporting requirements, we could be removed from the listings and down-graded.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-listed on the OTCBB, which may have an adverse material effect on our Company.

OUR COMMON STOCK IS SUBJECT TO THE “PENNY STOCK” RULES OF THE SECURITIES AND EXCHANGE COMMISSION (the “SEC”) AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, MAKING TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approves a person’s account for transactions in penny stocks; and

•

that the broker or dealer receives from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver prior to any transaction in a penny stock a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth:

•

the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.

EFFORTS TO COMPLY WITH RECENTLY ENACTED CHANGES IN SECURITIES LAWS AND REGULATIONS WILL INCREASE OUR COSTS AND REQUIRE ADDITIONAL MANAGEMENT RESOURCES, AND WE STILL MAY FAIL TO COMPLY.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K.  In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

THERE ARE RESTRICTIONS ON THE TRANSFERABILITY OF THE SECURITIES.

Until registered for resale, investors must bear the economic risk of an investment in the Shares for an indefinite period of time. Rule 144 promulgated under the Securities Act of 1933, as amended (“Rule 144”), which provides for an exemption from the registration requirements under the Securities Act under certain conditions, requires, among other conditions, a one-year holding period prior to the resale (in limited amounts) of securities acquired in a non-public offering without having to satisfy the registration requirements under the Securities Act.  However, our securities currently are not eligible for the Rule 144 exemption.  There can be no assurance that we will fulfill any reporting requirements in the future under the Securities Exchange Act of 1934, as amended, or disseminate to the public any current financial or other information concerning us, as is required by Rule 144 as part of the conditions of our availability.

WE MAY HAVE RESCISSION LIABILITY IN CONNECTION WITH THE MARCH 6, 2011 THROUGH JUNE 1, 2011 INADVERTENT PUBLICATION OF AN EARLIER VERSION OF THE FORM S-1.

Although removed, from March 6, 2011 through June 1, 2011, our website inadvertently included language from our registration statement on Form S-1 filed on December 8, 2010, which was still pending review.  It may be determined that such disclosure may have constituted a general solicitation under Section 5 of the Securities Act of 1933.  As a result, we may be subject to contingent rescission liabilities from those investors who purchased shares in reliance on the Form S-1 filed on December 8, 2010.  While we do not believe that any investor relied on such disclosure, we may have an obligation to make a rescission offer to those who invested in reliance on the Form S-1 filed on December 8, 2010.  We may also be subject to regulatory liability for improperly allowing the publication of language from our registration statement on Form S-1 filed on December 8, 2010 on our website from March 6, 2011 through June 1, 2011.  Although we believe the chances are remote, if rescission is required, we may continue to be liable for the original purchase price, plus interest, for a period of one year under Section 13 of the Securities Act of 1933.

Item 3. Properties.

We own no properties. Office facilities are supplied by our Secretary/Treasurer at no cost.

Item 4. Submission of Matters to a Vote of Securities Holders.

None.

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.

Although application has been made, our common stock is not yet listed on the OTCBB.  Therefore, there is currently no market for our common stock.

GO GREEN DIRECTORIES, INC.

We were incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc.  We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website and the acquisition of our domain names, and the development of our business plan.  It is our intention to create a web portal whereby we plan to serve as an all-inclusive information provider for anyone worldwide who is looking to buy, sell or lease environmentally friendly “green” products and services.  It is our intention to list companies or organizations that meet these criteria at no cost initially, complete with contact information and links to their website(s) where available.  We hope to demonstrate the positive effects of a Go Green listing and the cost-effective results that we believe we can deliver to a wide range of concerns that wish to be known for their concern for the environment.  As an additional source of income, it is our intention to offer to our listings, where appropriate, assistance in obtaining video production.  This service will serve two purposes: to produce ancillary income through commissions from the video producers; and to enhance the listing with the objective of increasing results of that listing.

We have been involved primarily in organizational activities and the acquisition of our domain names since July 2009, and have realized no revenue from our planned operations.  Our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon our successful efforts to raise additional equity financing and generate significant revenue.  There is no guarantee that the proceeds raised by us will be sufficient to complete any of the above objectives.

We have incurred losses since our inception.  For the period ended May 31, 2011 we generated no revenue and incurred net losses of $51,526.  May 31, 2011, we had working capital of $2,652 and an accumulated deficit of $62,300.  Our auditors, in their report dated January 12, 2012, have expressed substantial doubt about our ability to continue as going concern.

There is currently no public market for our common stock.  We are currently in discussions with various market makers in order to arrange for an application to be made with respect to our common stock, to be approved for quotation on the OTCBB upon the effectiveness of this prospectus.

We are registering shares of our common stock for resale pursuant to this prospectus in order to allow the selling stockholders to sell their holdings in the public market and to begin developing a public market for our securities to be able to seek public financing and business development opportunities in the future.  Our management would like a public market for our common stock to develop from shares sold by the selling shareholders.

Our principal offices are located at 1030 Alhambra Circle, Coral Gables, Florida and our telephone number is 646.334.2859. We are a Nevada corporation.

Common stock outstanding before the offering………….	Prior to this Offering, we have 15,100,000 shares of Common Stock outstanding.
Securities offered by the Selling Shareholders.…...…......	Up to 5,100,000 shares of common stock. This number represents 34% of our current outstanding shares of common stock.
Common stock to be outstanding after the offering..…….	15,100,000 shares.
Use of proceeds......................................…………………	We will not receive any proceeds from the sale of the common stock.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial Information (in thousands, except per share information)

      The following information at May 31, 2011 and for the year ended May 31, 2011 and 2010 has been derived from our audited financial statements which appear elsewhere in this report.

Statement of Operations Information:

Summary Financial Information

The following information for the period ended February 28, 2011, and for the year ended May 31, 2010, has been derived from our audited financial statements which appear elsewhere in this prospectus.

Statement of Operations Information:

	Year Ended May 31, 2011	Year Ended May 31, 2010
Revenues	0	0
Total Operating Expenses	33,760	28,540
Net income (loss)	(33,760)	(28,540)
Income (loss) per share (basic and diluted)	0	0
Weighted average shares of common stock outstanding (basic and diluted)	15,100,000	5,982,680

Balance Sheet Information:

	Year Ended May 31, 2011	Year Ended May 31, 2010 ___________
Working capital		28,460
Total assets	2,652	28,560
Total liabilities	3,952	0
Accumulated Deficit	(62,400)	(28,540)
Stockholders’ equity (deficit)	(1,300)	28,460

Forward-Looking Statements

The information in this report contains forward-looking statements.  All statements other than statements of historical fact made in report are forward looking.  In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements.  These forward-looking statements can be identified by the use of words such as “believes”, “estimates”, “could”, “possibly”, “probably”, “anticipates”, “projects”, “expects”, “may”, “will”, “should”, or other variations or similar words.  No assurances can be given that the future results anticipated by the forward-looking statements will be achieved.  Forward-looking statements reflect management’s current expectations and are inherently uncertain.  Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith.  This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.  Such discussion represents only the best present assessment of our management.

Overview

We were incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc.  We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website www.gogreendirectories.com and the acquisition of our other domain names, and the development of our business plan.  It is our intention to create a web portal whereby we will serve as a listing service for anyone offering or seeking an eco-friendly product or service.

Results of Operations

May 31, 2011.

We have made some progress in implementing our business plan including finalization of a contract for a preliminary list of businesses and individuals offering eco-friendly goods and services. Our website, www.gogreendirectories.com is under construction and our other domain names are being linked to that site.

Revenues

Revenues for the period ended May 31, 2011, were $`0, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the period from July 31, 2009, and ending May 31, 2011, were $62,300.  General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended May 31, 2011, amounted to ($62,300), reflecting our startup nature.

Operations Plans

Management believes that the focus of our web portal should be ease of use and convenience combined with capabilities designed to personalize business transacted over the Internet and facilitate smooth, seamless linking to our listed clients.  Our web portal at www.gogreendirectories.com is, as of July 29, 2011, live and undergoing final cosmetic changes.  Upon obtaining adequate financing we plan to refine this portal, include additional content, and begin marketing our services.  Management is of the opinion that additional financing will be very difficult to obtain until and unless we are successful on achieving acceptance status of this registration statement, are designated a symbol, commence trading and provide a potential exit strategy for investors at some time in the future.

Thus far our focus has been on the initial corporate formation and capitalization, the building of a central website, the acquisition of our domain names and the development of our business plan.  We plan to focus future operations on the further development and marketing of our website.  The completion of these tasks will require additional capital beyond what we currently have on hand.

Our first priority has been to establish and complete our website with our additional domain names linking back into the main site.  We are continuing our research (in house and via contract) and have completed the initial compilation of a comprehensive green-business listing.  During the first six months of actual operation following the acceptance of this registration statement for filing by the SEC (the “Initial Test Period”), we plan on giving a “free sample” of our services and being able to demonstrate the value of those services by supplying a record of the hits on the listing and the resulting linking with the client’s website.  Additional revenue may be generated by display ads enhancing the listing(s).  No fees will be charged for the initial listing because we believe our best sales tool will be our ability to demonstrate our effectiveness to potential clients.  At the end of this six-month trial period it is our intention to contact all concerns that have attracted attention through our listing(s).  Immediately following the completion of our Initial Test Period we plan, depending on the amount of capital available, to actively pursue all of our listings with the object continuing their paid presence on our website.  At that time we will relate the statistical information generated by the listing.  Hopefully, we will be able to convince such organizations as to the value of a Go Green listing.  A listing on a continual basis will be charged a flat monthly fee plus production costs if we supply the ads.

We believe this strategy to be the best available marketing tool.  For the Initial Test Period our listings will be complete and comprehensive.  The numbers of listings should attract scrutiny.  Any potential paying client that objects to have its product or service listed at no charge can have the listing removed simply by notifying us.

On analysis of the results from the Initial Test Period it may well be necessary to switch to a billing system based on hits alone.  One advantage of this plan is that after the Initial Test Period, we could retain most of the listings already up on our system and we could concentrate on upgrading listings with display ads and video for some immediate income.

For the twelve months that follow the Initial Test Period, we expect to pursue the implementation of our business plan and the development and marketing of our website.  Our current cash position is not sufficient to fund our requirements during that twelve-month period, including operations and capital expenditures.  We intend to seek equity and/or debt financing to support our current and proposed development plans and capital expenditures.  We cannot assure that continued funding will be available.

Our future financial results will depend primarily on (1) our ability to fully implement our business plan, (2) our ability to develop our website (3) generate revenue from listings and display ads and (4) develop our brand awareness.  We cannot assure that we will be successful in any of these activities.

In summary, you should be fully aware that we do not expect any significant revenues until 2012 or later, and those revenues, if forthcoming, may not be adequate to sustain Go Green as a viable business.  Once the listings are posted, maintenance of our websites will be minimal and can be operated by one or two people.  Our officers and directors have indicated that they will contribute the time and effort to run the operation, deferring compensation.  Mr. O’Shaughnessy and Ms. Hodyno have also indicated that they will advance a loan or loans of up to $25,000 to supply working capital during the initial stages.  The terms of these loans would be as follows: no interest for one year and six percent interest paid quarterly thereafter.  Any such loans would have no set term and would be payable on demand after the first year.  This commitment is contained in a Directors’ Resolution which is attached to this document as Exhibit 99.1.

We can give no assurance as to the availability of additional capital for full implementation of our business plan or the prospects of future income.

Additionally, we are aware of potential regulatory and rescission liabilities resulting from the inadvertent inclusion on our website from March 6, 2011 through June 1, 2011 of language from our registration statement on Form S-1 filed on December 8, 2010.  The Form S-1 was still pending review and the inclusion of such language does not appear to have complied with Section 5(b)(1) of the Securities Act  While we do not believe that any investor relied on such disclosure, we may have an obligation to make a rescission offer to those who invested in reliance on the Form S-1 filed on December 8, 2010.  We may also be subject to regulatory liability for improperly allowing the publication on our website from March 6, 2011 through June 1, 2011 of language from our registration statement on Form S-1 filed on December 8, 2010.  Although we believe the chances are remote, if rescission is required, we may continue to be liable for the original purchase price, plus interest, for a period of one year under Section 13 of the Securities Act of 1933.

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of May 31, 2011 are as follows:

Name	Age	Position
Brian J. O’Shaughnessy	50	President, Chief Executive Officer and Director
Rachael L. Hodyno	35	Chief Financial Officer, Secretary, Treasurer and Director

Executive Biographies

Brian J. O’Shaughnessy – Chief Executive Officer and President: Mr. O’Shaughnessy has served as our CEO and President since November 2010.  He graduated with a BA degree from Rutgers University in 1978 and attended San Diego State University to pursue his MBA degree.

Mr. O’Shaughnessy has spent a great deal of his time managing his personal finances: stock portfolio; real estate holdings in Colorado, New Jersey and North Carolina; and the development of O’Shay and Associates LLC, his sales management and consulting firm.

Mr. O’Shaughnessy raised venture capital for several wireless telephonic projects through the 1990s, and assisted in securing financing for several software development companies, 1999-2001, including encryption software for American Privacy Management, a privately held company.

He was a partner in several Real Estate partnerships, assisting homeowners in securing Debt Consolidation and Mortgage Relief, 2008-2009.

Mr. O’Shaughnessy is the owner and managing partner in O’Shay and Associates, LLC, a wireless telephonic and mobile broadband consulting service which specializes in FCC Licensing.

Rachael Hodyno – Chief Financial Officer, Secretary and Treasurer:  Ms. Hodyno has served as Chief Financial Officer, Treasurer and Secretary since June 2010.  Prior to joining Go Green, Ms. Hodyno had been employed by Reservoir Capital Group, New York, NY (June 2003- May 2010, including a one year leave-of-absence.)

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth the annual and long-term compensation paid to our Chief Executive Officer and the other executive officers who earned more than $100,000 per year at the end of the last completed fiscal year.  We refer to all of these officers collectively as our “named executive officers.”

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lawson Kerster, President and Chief Executive Officer	2009 2010	- -	- -	5,000 -	- -	- -	- -	- -	5,000 0
Brian J.* O’Shaughnessy, President and Chief Executive Officer	2010	-	-	5,000	-	-	-	-	5,000
Rachael Hodyno Treasurer, Secretary and Chief Financial Officer	2010 2011	- -	- -	- 5,000	- -	- -	- -	- -	0 5,000

Brian J. O’Shaughnessy acquired the complete holdings of our previous President and CEO Lawson M. Kerster.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lawson Kerster	-	-	-	-	-	-	-	-	-
Brian J. O’Shaughnessy	-	-	-	-	-	-	-	-	-
Rachael Hodyno	-	-	-	-	-	-	-	-	-

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of May 31, 2011, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

	Name of	Number of Shares	Percentage
Title of Class	Beneficial Owner (1)	Beneficially Owned (2)	Ownership(2)

Common Stock	Brian J. O’Shaughnessy	5,000,000	33.11
	150 Elm Street
	Denver, CO 80250

Common Stock	Rachael Hodyno	5,000,000	33.11
	1111 Brickell Bay Drive Suite 3211 Miami, FL 33131
(1)

Applicable percentage ownership is based on 15,100,000 shares of common stock outstanding as of June 1, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of May 31, 2010 for each stockholder.  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of May 31, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transactions and Director Independence.

None

Item 14. Principal Accounting Fees and Services.

During the year ended May 31, 2011 our accumulated accounting expenses were $3,500.

Item 15. Exhibits, Financial Statement Schedules

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

ITEM 16:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GO GREEN DIRECTORIES, INC.

FINANCIAL STATEMENTS AS AT MAY 31, 2011

Board of Directors and Shareholders

                                                Go Green Directories, Inc.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Go Green Directories, Inc. (A Development Stage Company) as of May 31, 2011 and 2010 and the statements of operations, stockholders’ equity and cash flows for the two years then ended and   the period from date of inception (July 29, 2009) to May  31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (“PCAOB”).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used, significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of May 31, 2011and 2010 the results of its operations and cash flows for the two years then ended and for the period from the date of inception (July 29, 2009) to May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As disclosed in note 5 to the financial statements, the Company has incurred net operating losses since inception and will need additional working capital for its planned activity.  This raises substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding these matters are disclosed in the notes to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

January 26, 2012

Salt Lake City, Utah

GO GREEN DIRECTORIES,INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

FOR THE TWELVE MONTH PERIODS ENDED

MAY 31, 2011 AND 2010

	May 31,	May 31,
	2011	2010
ASSETS

Current Assets:
Cash	$ 2,652	$ 28,460

Total Assets	$ 2,652	$ 28,460

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	3,952	-
Total Current Liabilities	3,952	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at May 31, 2011 and May 31, 2010	15,100	15,100
Additional paid in capital	45,900	45,900
Subscription receivable	-	(4,000)
Accumulated deficit during the development stage	(62,300)	(28,540)

Total Stockholders' Equity (Deficit)	(1,300)	28,460

Total Liabilities and Stockholders' Equity (Deficit)	$ 2,652	$ 28,460

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTH PERIODS

ENDED MAY 31, 2011 AND 2010

AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)

THROUGH MAY 31, 2011

			From
			July 29,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	May 31,	May 31,	May 31,
	2011	2010	2011

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	33,760	28,540	62,300
Total Operating Expenses	33,760	28,540	62,300

NET LOSS	$ (33,760)	$ (28,540)	$ (62,300)

Weighted Average Shares
Common Stock Outstanding	15,100,000	5,982,680

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTH PERIODS

ENDED MAY 31, 2011 AND 2010

AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)

THROUGH MAY 31, 2011

	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	May 31,	May 31,	May 31,
	2011	2010	2011
Operating Activities:
Net Loss	$ (33,760)	$ (28,540)	$ (62,400)
Adjustments to reconcile net (loss) to net cash provided by operating activites:

Increase in Accounts payable	3,952	-	3,952
Issuance of stock for services rendered	-	10,000	10,000

Net Cash Used in Operating Activities	(29,808)	(18,540)	(48,448)
Investing Activities:	-	-	-
Financing Activities:
Issuance of common stock for cash	-	47,000	47,000
Receipt of stock subscriptions receivable	4,000	-	4,000
Net Cash Provided by Financing Activities	4,000	47,000	51,000
Net Increase (Decrease) in Cash	(25,808)	28,460	2,552

Cash at Beginning of Period	28,460	-	-
Cash at End of Year	$ 2,652	$ 28,460	$ 2,552

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ 10,000	$ 10,000
Issuance of stock for subscriptions receivable	$ -	$ 4,000	$ 4,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC’

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

AS AT MAY 31, 2011

	Preferred Stock		Common Stock
	5,000,000 shares		70,000,000 shares				(Deficit)
	authorized		authorized				accumulated
		Par Value		Par Value	Additional	Stock	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	Subscription	exploration
	Issued	share	Issued	share	Capital	Receivable	stage	Total

BALANCE- July 29, 2009 (inception)
Issuance of common stock at $.001 per share for services provided - July 31, 2009	-	$ -	5,000,000	$ 5,000	$ -	$ -	$ -	$ 5,000

Issuance of common stock for cash at $.01 per share - April 30, 2010	-	$ -	4,700,000	$ 4,700	$ 42,300	$ -		$ 47,000

Issuance of common stock at $.001 per share for services provided - May 31, 2010	-	$ -	5,000,000	$ 5,000	$ -	$ -	$ -	$ 5,000

Issuance of common stock for subscriptions receivable $.01 per share - May 31, 2010	-	$ -	400,000	$ 400	$ 3,600	$ (4,000)		$ -
								-
Net Income (loss)							$ (28,540)	$ (28,540)
BALANCE- May 31, 2010	-	-	15,100,000	$ 15,100	$ 45,900	$ (4,000)	$ (28,540)	$ 28,460
Receipt of subscriptions - July 21, 2010						$ 4,000		$ 4,000
Net Income (loss)							$ (33,760)	$ (33,760)
BALANCE- May 31, 2010	-	-	15,100,000	$ 15,100	$ 45,900	$ -	$ (62,300)	$ (1,300)

THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Go Green Directories, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 23, 2009.  The Company’s activities to date have been limited to organization and capital formation.  The Company is a “development stage company” and has acquired five different domain names with sites all linking with the main website, gogreendirectories.com  Go Green Directories, Inc. will act as a “green pages” listing service for those individuals and corporations offering or in search of, ecological ly friendly products and services.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue at the time services are performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares

F-6

outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted

EPS are the same for the Company, as of May 31, 2010, as the Company does not have any common share equivalents outstanding.

INCOME TAXES:

The Company uses the asset and liability method of accounting for income taxes. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of May 31, 2010, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $4,000 related to its cumulative net operating losses of $28,540.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

Our web site, www.gogreendirectories.com is currently under construction. We have also purchased www.gogreendirectories.net, www.gogreendirectories.org, and www.gogreendirectories.info. These sites will be automatically linked to the main site. All of these domain names were purchased for a initial two year period for $161.00.

NOTE 4 – COMMON STOCK

On July 31, 2009 the Company issued 5,000,000 shares of its common stock to its President and Chief Executive Officer, Lawson Kerster at a deemed price of  $0.001 per share or $5,000 in return for his time effort and expense of forming the company and keeping it in good standing.

On May 31, 2010 the Company issued 5000,000 shares of our common stock to our Secretary/Treasurer and Chief Financial Officer, Rachael Hodyno at a deemed price of $0.001 per share or $5,000 in return for her agreement to join our Board of Directors, become an officer of the registrant and her agreement to provide the computer and internet expertise in constructing our websites and providing the server for operation of the sites, at no charge.

On April 30, 2010 the Company issued 4,700,000 shares of our common stock to 43 US persons at a price of $0.01 per share.

On July 19, 2010 the Company issued 400,000 shares of our common stock to four US individuals (one representing a children’s Trust), at a price of $0.01 per share.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $28,540 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENTS

Management has evaluated subsequent events to May 31, 2011, the date the financial statements were issued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

SIGNATURE	TITLE	DATE

s/s Brian J. O’Shaughnessy Brian J. O’Shaughnessy	President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer,	March 1, 2012
s/s/ Rachael L. Hodyno Rachael L. Hodyno	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	March 1, 2012