Form 10-Q
period 2011-11-30
Go Green Directories, Inc.
filed 2012-07-02
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-53337

GO GREEN DIRECTORIES, INC.

(Name of small business issuer in its charter)

Colorado	01-0884561
(State of incorporation)	(I.R.S. Employer Identification No.)

1030 Alhambra Circle, Coral Gables, FL 33134

(Address of principal executive offices)

(646) 334.2859

(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☐Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer Accelerated Filer
Non-Accelerated Filer [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes  ☐ No

As of August 31, 2011,  there were 15,100,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

GO GREEN DIRECTORIES, INC..*

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.	CONTROLS AND PROCEDURES

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Special Note Regarding Forward-Looking Statements

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Go Green Directories, Inc.. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

*Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "FROI" refers to Go Green Directories, Inc.

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	Aug 31,	May 31, 2011
	2011 (Unaudited)	(Audited)
ASSETS
Current Assets:
Cash	$ 10,058	$ 2,652
Total Assets	$ 10,058	$ 2,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	4,253	3,952
Advances from shareholder	10,000	-
Total Current Liabilities	14,253	3,952

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at August 31, 2011 and May 31, 2011	15,100	15,100
Additional paid in capital	45,900	45,900
Subscription receivable	-	-
Deficit accumulated during the development stage	(65,195)	(62,300)

Total Stockholders' Equity (Deficit)	(4,195)	(1,300)
Total Liabilities and Stockholders' Equity (Deficit)	$ 10,058	$ 2,652

SEE ATTACHED NOTES

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)TO AUGUST 31, 2011

(UNAUDTIED)

			From
			July 29,
	For the	For the	2009
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Aug 31,	Aug 31,	Aug 31,
	2011	2010	2011

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	2,895	9,361	65,195
Total Operating Expenses	2,895	9,361	65,195

NET LOSS	$ (2,895)	$ (9,361)	$ (65,195)

Weighted Average Shares
Common Stock Outstanding	15,100,000	15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGECOMPANY)

STATEMENTS OF CASH FLOWS

FOR TH THREE MONTHS ENDED AUGUST 31, 2011 AND 2010

AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION) TO AUGUST 31, 2011

(UNAUDITED)

			From
			July 29,
	For the	For the	2009
	three	three	(Date of
	months	months	inception)
	ended	ended	to
	Aug 31,	Aug 31,	Aug 31,
	2011	2010	2011
Operating Activities:
Net Loss	$ (2,895)	$ (9,361)	$ (65,195)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Increase in Accounts payable	301	-	4,253
Issuance of stock for services rendered	-	-	10,000

Net Cash Used in Operating Activities	(2,594)	(9,361)	(50,942)

Investing Activities:	-	-	-
Financing Activities:
Issuance of common stock for cash	-		47,000
Receipt of stock subscriptions receivable	-	4,000	4,000
Advances from shareholders	10,000	-	10,000
Net Cash Provided by Financing Activities	10,000	4,000	61,000

Net Increase (Decrease) in Cash	7,406	(5,361)	10,058

Cash at Beginning of Period	2,652	28,460	-
Cash at End of Period	$ 10,058	$ 23,099	$ 10,058

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for subscriptions receivable	$ -	$ -	$ 4,000

SEE ATTACHED NOTES

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2011

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Go Green Directories, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 29, 2009.  The Company’s activities up to August 31, 2011 have been focused on the construction and development of an Eco-friendly listings available to the public and capital formation.  In July of 2011, the Company commenced its planned business activity with the test run of its website and evaluation of the on-line response.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three months ended August 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2011 included in the Company’s report on Form 10-K.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company’s revenue recognition policies are in compliance with ASC 605.  Sales revenues are recognized when all of the following have occurred: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price is fixed and determinable, and (iv) the ability to collect is reasonably assured.  These criteria are generally satisfied at the time of shipment when risk of loss and title passes to the customer.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of August 31, 2011 as the Company does not have any common share equivalents outstanding.

INCOME TAXES

The Company uses the asset and liability method of accounting, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

CONCENTRATION OF CREDIT RISK

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

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND LISTINGS

On April 20, 2010, the Company secured three domain names and commenced the design and construction of its internet portal  and  ultimately acquiring approximately 27,000  listings and contact information for green oriented concerns offering goods and services.  All domain names are fully valid and registered and construction has been completed and available at www.gogreendirectories.com

NOTE 4 – COMMON STOCK

On July 31, 2009 the Company issued 5,000,000 shares of its common stock to its President and Chief Executive Officer, Lawson Kerster at a price of  $0.001 per share or $5,000 in return for his time effort and expense of forming the company and keeping it in good standing.

On May 31, 2010 the Company issued 5,000,000 shares of our common stock to our Secretary/Treasurer and Chief Financial Officer, Rachael Hodyno at a price of $0.001 per share or $5,000 in return for her agreement to join our Board of Directors, become an officer of the registrant and her agreement to provide the computer and internet expertise in constructing our websites and providing the server for operation of the sites, at no charge.

On April 30, 2010 the Company issued 4,700,000 shares of our common stock to 43 US persons at a price of $0.01 per share.

On July 19, 2010 the Company issued 400,000 shares of our common stock to four US individuals (one representing a children’s Trust), at a price of $0.01 per share.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $65,195 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis or Plan of Operation (MD&A) contains forward-looking statements that involve known and unknown risks, significant uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, or implied, by those forward-looking statements.  You can identify forward-looking statements by the use of the words may, will, should, could, expects, plans, anticipates, believes, estimates, predicts, intends, potential, proposed, or continue or the negative of those terms.  These statements are only predictions. In evaluating these statements, you should specifically consider various factors, including the risk factors outlined below.  These factors may cause our actual results to differ materially from any forward-looking statements.  Although we believe that the exceptions reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements.  We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Item 2.

Managements discussion and Plan of Operations

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

Results of Operations

August 31, 2011.

We have made some progress in implementing our business plan including finalization of a contract for a preliminary list of businesses and individuals offering eco-friendly goods and services. Our website, www.gogreendirectories.com is operational and our other domain names are being linked to that site.

Revenues

Revenues for the period ended August 31, 2011, were $0, reflecting our start-up nature.

General and Administrative Expenses

General and administrative expenses for the period from July 29, 2009, and ending August 31, 2011, were $65,195.  General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended August 31, 2011, amounted to ($65,195), reflecting our startup nature.

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

We are currently conducting our six month trial which commenced following the acceptance of our S-1 registration statement for filing, This test period consists of actual operation (the “Initial Test Period”), we are offering a “free sample” of our services and being able to demonstrate the value of those services by supplying a record of the hits on the listing and the resulting linking with the client’s website.  Additional revenue may be generated by display ads enhancing the listing(s).  No fees will be charged for the initial listing because we believe our best sales tool will be our ability to demonstrate our effectiveness to potential clients.  At the end of this six-month trial period it is our intention to contact all concerns that have attracted attention through our listing(s).  Immediately following the completion of our Initial Test Period we plan, depending on the amount of capital available, to actively pursue all of our listings with the object continuing their paid presence on our website.  At that time we will relate the statistical information generated by the listing.  Hopefully, we will be able to convince such organizations as to the value of a Go Green listing.  A listing on a continual basis will be charged a flat monthly fee plus production costs if we supply the ads.

We believe this strategy to be the best available marketing tool.  For the Initial Test Period our listings will be complete and comprehensive.  The numbers of listings should attract scrutiny.  Any potential paying client that objects to have its product or service listed at no charge can have the listing removed simply by notifying us.

We anticipate the end of our trial period to be January 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of August 31, 2011.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of August 31, 2011., that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011.. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2011., our internal control over financial reporting is not effective based on these criteria.

As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended August 31, 2011.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Specifically, management identified the following control deficiencies. (1) The Company has not properly segregated duties as one or two individuals initiate, authorize, and complete all transactions. The Company has not implemented measures that would prevent the individuals from overriding the internal control system.

The Company does not believe that this control deficiency has resulted in deficient financial reporting because the Chief Financial Officer is aware of his responsibilities under the SEC's reporting requirements and personally certifies the financial reports. (2) The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

Changes in Internal Control over Financial Reporting

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

Remediation Plan

Addition of Staff

We have identified that additional staff will be required to properly segment the accounting duties of the Company. However, we do not currently have resources to fulfill this part of our plan and will be addressing this matter once sufficient resources are available.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GO GREEN DIRECTORIES, INC..

Dated: March 5, 2012	By: /s/ Brian J. O’Shaughnessy
Brian J. O’Shaughnessy
Chief Executive Officer and President
Dated: March 5, 2012	By: Rachael L. Hodyno
Rachael L. Hodyno
Chief Financial Officer, Secretary and Treasurer