Form 10-Q/A
period 2011-11-30
Go Green Directories, Inc.
filed 2012-07-03
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011.

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

Large Accelerated Filer ☐ Accelerated Filer ☐
Non-Accelerated Filer [X] Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes  ☐ No

As of November 30, 2011, there were 15,100,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

GO GREEN DIRECTORIES, INC. *

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

PART I: FINANCIAL INFORMATION

ITEM 1.

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                                                                                   (Unaudited)                   (Audited)

	Nov 30,	May 31,
	2011	2011
ASSETS
Current Assets:
Cash	$ 9,196	$ 2,652
Total Assets	$ 9,196	$ 2,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	4,401	3,952
Advances from shareholder	10,000	-
Total Current Liabilities	14,401	3,952
Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at November 30, 2011 and May 31, 2011	15,100	15,100
Additional paid in capital	45,900	45,900

Deficit accumulated during the development stage	(66,205)	(62,300)

Total Stockholders' Equity (Deficit)	(5,205)	(1,300)

Total Liabilities and Stockholders' Equity (Deficit)	$ 9,196	$ 2,652

SEE ATTACHED NOTES

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED

  NOVEMBER 30, 2011 AND 2010 AND FOR THE PERIOD FROM

JULY 29, 2009 (INCEPTION) TO NOVEMBER 30, 2011

 (UNAUDITED)

					From
					July 29,
	For the	For the	For the	For the	2009
	three	three	six	six	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Nov 30,	Nov 30,	Nov 30,	Nov 30,	Nov 30,
	2011	2010	2011	2010	2011

Operating Expenses:
General & administrative	1,010	8,025	3,905	17,386	66,205
Total Operating Expenses	1,010	8,025	3,905	17,386	66,205

NET LOSS	$ (1,010)	$ (8,025)	$ (3,905)	$ (17,386)	$ (66,205)

Weighted Average Shares
Common Stock Outstanding	15,100,000	15,100,000	15,100,000	15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 2011 AND 2010

AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION) TO NOVEMBER 30, 2011

(UNAUDTIED)

			From
			July 29,
	For the	For the	2009
	six	six	(Date of
	months	months	inception)
	ended	ended	to
	Nov 30,	Nov 30,	Nov 30,
	2011	2010	2011
Operating Activities:
Net Loss	$ (3,905)	$ (17,386)	$ (66,205)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Increase in Accounts payable	449	-	4,401
Issuance of stock for services rendered	-		10,000
	_____________	____________	_____________
Net Cash Used in Operating Activities	(3,456)	(17,386)	(51,804)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-		47,000
Receipt of stock subscriptions receivable	-	4,000	4,000
Advances from shareholders	10,000	-	10,000
Net Cash Provided by Financing Activities	10,000	4,000	61,000

Net Increase (Decrease) in Cash	6,544	(13,386)	9,196
Cash at Beginning of Period	2,652	28,460	-
Cash at End of Year	$ 9,196	$ 15,074	$ 9,196

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for subscriptions receivable	$ -	$ -	$ 4,000

SEE ATTACHED NOTES

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2011

(UNAUDTIED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Go Green Directories, Inc.. (the “Company”) was incorporated under the laws of the State of  Nevada on July 29, 2009.  The Company’s activities up to date have been focused on the construction and development of an Eco-friendly listings available to the public and capital formation.  In July of 2011, the Company commenced its planned business activity with the test run of its website and evaluation of the on-line response.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and six months ended November 30, 2011 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2011 included in the Company’s report on Form 10-K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as the Company does not have any common share equivalents outstanding.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $66,205 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 2.

Management’s Discussion and Plan of Operations

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

Results of Operations

November 30, 2011.

We have concluded our initial six-month test period. Response to the listings on our website, www.gogreendirectories.com has been sparse. We are currently evaluating these results. Considering that no advertising was used we are attempting to determine our next steps in implementing our business plan.

Revenues

Revenues for the period ended November 30, 2011, were $0, reflecting our start-up nature.

General and Administrative Expenses

General and administrative expenses for the period from July 29, 2009, and ending November 30, 2011, were $66,205.  General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended November 30, 2011, amounted to ($66,205), reflecting our startup nature.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of November 30, 2011.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of November 30, 2011., that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2011.. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2011., our internal control over financial reporting is not effective based on these criteria.

As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended November 30, 2011.

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

GO GREEN DIRECTORIES, INC..

Dated: July 2, 2012	By: /s/ Brian J. O’Shaughnessy
Brian J. O’Shaughnessy
Chief Executive Officer and President
Dated: July 2, 2012	By: Rachael L. Hodyno
Rachael L. Hodyno
Chief Financial Officer, Secretary and Treasurer

Exhibit 31.1

CERTIFICATION

I, Brian J. O’Shaughnessy, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Go Green Directories, Inc..;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

July 2, 2012

/s/ Brian J. O’Shaughnessy

     Brian J. O’Shaughnessy, Chief Executive Officer, Chairman and President

Exhibit 31.2

CERTIFICATION

I, Rachael Hodyno, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Go Green Directories, Inc..

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

July 2, 2012

s/s Rachael L. Hodyno

     Racael L. Hodyno, Chief Financial Officer