Form 10-Q
period 2012-02-29
Go Green Directories, Inc.
filed 2012-07-06
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012.

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

As of FEBRUARY 29, 2012,  there were 15,100,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

                                                                                                                                      (Unaudited)                (Audited)

	Feb 29,	May 31,
	2012	2011
ASSETS

Current Assets:
Cash	$ 8,298	$ 2,652

Total Assets	$ 8,298	$ 2,652
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	4,401	3,952
Advances from shareholder	10,000	-
Total Current Liabilities	14,401	3,952

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at February 29, 2012 and May 31, 2011	15,100	15,100
Additional paid in capital	45,900	45,900
Subscription receivable	-	-
Deficit accumulated during the development stage	(67,103)	(62,300)

Total Stockholders' Equity (Deficit)	(6,103)	(1,300)

Total Liabilities and Stockholders' Equity (Deficit)	$ 8,298	$ 2,652

SEE ATTACHED NOTES

 `

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)TO FEBRUARY 29, 2012

(UNAUDITED)

					From
					July 29,
	For the	For the	For the	For the	2009
	three	three	nine	nine	(Date of
	months	months	months	months	inception)
	ended	ended	ended	ended	to
	Feb 29,	Feb 28,	Feb 29,	Feb 28,	Feb 29,
	2012	2011	2012	2011	2012

Operating Expenses:
General & administrative	898	5,600	4,803	22,986	67,103
Total Operating Expenses	898	5,600	4,803	22,986	67,103

NET LOSS	$ (898)	$ (5,600)	$ (4,803)	$ (22,986)	$ (67,103)

Weighted Average Shares
Common Stock Outstanding	15,100,000	15,100,000	15,100,000	15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

SEE ATTACHED NOTES

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGECOMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2012 AND 2011

AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)TO FEBRUARY 29, 2012

(UNAUDITED)

			From
			July 29,
	For the	For the	2009
	nine	nine	(Date of
	months	months	inception)
	ended	ended	to
	Feb 29,	Feb 28,	Feb 29,
	2012	2011	2012
Operating Activities:
Net Loss	$ (4,803)	$ (22,986)	$ (67,103)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Increase in Accounts payable	449	3,950	4,401
Issuance of stock for services rendered	-	____________	10,000
Net Cash Used in Operating Activities	(4,354)	(19,036)	(52,702)
Investing Activities:	-	-	-
Financing Activities:
Issuance of common stock for cash	-		47,000
Receipt of stock subscriptions receivable	-	4,000	4,000
Advances from shareholders	10,000	-	10,000
Net Cash Provided by Financing Activities	10,000	4,000	61,000

Net Increase (Decrease) in Cash	5,646	(15,036)	8,298
Cash at Beginning of Period	2,652	28,460	-
Cash at End of Period	$ 8,298	$ 13,424	$ 8,298

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for subscriptions receivable	$ -	$ -	$ 4,000

SEE ATTACHED NOTES

GO GREEN DIRECTORIES, INC.

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 29, 2012

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Go Green Directories, Inc.. (the “Company”) was incorporated under the laws of the State of  Nevada on July 29, 2009.  The Company’s activities up to February 29, 2012 have been focused on the construction and development of an Eco-friendly listings available to the public and capital formation.  In July of 2011, the Company commenced its planned business activity with the test run of its website and evaluation of the on-line response.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.

The accompanying unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of the results for the interim periods have been made and are of a normal, recurring nature. Operating results for the three and nine months ended February 29, 2012 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended May 31, 2011 included in the Company’s report on Form 10-K.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of FEBRUARY 29, 2012., as the Company does not have any common share equivalents outstanding.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $67,103 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

FEBRUARY 29, 2012.

We have made some progress in implementing our business plan including finalization of a contract for a preliminary list of businesses and individuals offering eco-friendly goods and services. Our website, www.gogreendirectories.com is operational and our other domain names are being linked to that site.

Revenues

Revenues for the period ended February 29, 2012, were $0, reflecting our start-up nature.

General and Administrative Expenses

General and administrative expenses for the period from July 29, 2009, and ending February 29, 2012, were $67,103.  General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended February 29, 2012, amounted to ($67,103), reflecting our startup nature.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of February 29, 2012.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of February 29, 2012., that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of FEBRUARY 29, 2012.. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of February 29, 2012., our internal control over financial reporting is not effective based on these criteria.

As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended February 29, 2012.

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

GO GREEN DIRECTORIES, INC..

Dated: April 23, 2012	By: /s/ Brian J. O’Shaughnessy
Brian J. O’Shaughnessy
Chief Executive Officer and President
Dated: April 23, 2012	By: Rachael L. Hodyno
Rachael L. Hodyno
Chief Financial Officer, Secretary and Treasurer