Form 10-K
period 2012-05-31
Go Green Directories, Inc.
filed 2012-09-19
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the fiscal year ended May 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53337

GO GREEN DIRECTORIES, INC.

(Exact name of registrant as specified in its charter)

NEVADA	27 - 1139744
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

          2724 NE 27th Court, Fort Lauderdale, FL 33306

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s common stock issued and outstanding as of May 31, 2012 was 15,100,000 shares.

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

Item 2. Risk Factors.

Risks Relating to Our Business :

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $4,802 and $33,760 for the years ended May 31, 2012 and 2011, respectively.  We had a  an accumulated deficit of $67,102 at May 31, 2012and $62,300 for the year ended May 31, 2011.  We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in the establishment of a business enterprise.  There can be no assurance that future operations will be profitable.  Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue.  We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated September 14, 2012 our independent auditors stated that our financial statements for the period ended May 31, 2012, were prepared assuming that we would continue as a going concern.  Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations.  We continue to experience net operating losses.  Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible.  Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

GO GREEN DIRECTORIES, INC.

We were incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc.  We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website and the acquisition of our domain names, and the development of our business plan.  We have created a web portal whereby we plan to serve as an all-inclusive information provider for anyone worldwide who is looking to buy, sell or lease environmentally friendly “green” products and services.  It is our intention to list companies or organizations that meet these criteria at no cost initially, complete with contact information and links to their website(s) where available.  We had hoped to demonstrate the positive effects of a Go Green listing and the cost-effective results that we believe we can deliver to a wide range of concerns that wish to be known for their concern for the environment.  However, results of our initial test period were disappointedly low. It has become obvious that an advertising campaign designed to inform our potential clients of our existence and the availability of our services will be necessary for us to continue to implement our business plan. Management is seeking additional capital to form and implement such a campaign. While we have receives some in cursory interest, our success in this area, if any will be entirely dependent on achieving a trading symbol and DTC registration or some other means of supplying liquidity to any potential investors.

We have incurred losses since our inception.  For the period ended May 31, 2012 we generated no revenue and incurred net losses of $4,802.  As of May 31,2012, we had negative working capital of $6,102 and an accumulated deficit of $67,102.  Our auditors, in their report dated September 14, 2012, have expressed substantial doubt about our ability to continue as going concern.

There is currently no public market for our common stock.  A market maker has  made an application to be made with respect to our common stock, to be approved for quotation on the OTCBB.

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

Our principal offices are located at 2724 NE 27th Court, Fort Lauderdale, Florida and our telephone number is 646.334.2859. We are a Nevada corporation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial Information (in thousands, except per share information)

      The following information at May 31, 2012 and for the years ended May 31, 2012 and 2011 has been derived from our audited financial statements which appear elsewhere in this report.

Statement of Operations Information:

Summary Financial Information

The following information for the period ended May 31, 2012, and for the year ended May 31,2011, has been derived from our audited financial statements which appear elsewhere in this prospectus.

Statement of Operations Information:

	Year Ended May 31, 2012	Year Ended May 31, 2011
Revenues	0	0
Total Operating Expenses	4,802	33,760
Net income (loss)	(4,802)	(33,760)
Income (loss) per share (basic and diluted)	0	0
Weighted average shares of common stock outstanding (basic and diluted)	15,100,000	15,100,000

Balance Sheet Information:

	Year Ended May 31, 2012	Year Ended May 31, 2011
Working capital	($6,102)	($1,300)
Total assets	8,299	2,652
Total liabilities	14,401	3, 952
Accumulated Deficit	(67,102)	(62,300)
Stockholders’ equity (deficit)	(6,102)	(1,300)

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

May 31, 2012.

We have made some progress in implementing our business plan including finalization of a contract for a preliminary list of businesses and individuals offering eco-friendly goods and services. Our website, www.gogreendirectories.com is under construction and our other domain names are being linked to that site.

Revenues

Revenues for the period ended May 31, 2012, were $0, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the period from July 31, 2009, and ending May 31, 2012, were $67,102.  General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended May 31, 2012, amounted to ($4,802), reflecting our startup nature.

Operations Plans

Management believes that the focus of our web portal should be ease of use and convenience combined with capabilities designed to personalize business transacted over the Internet and facilitate smooth, seamless linking to our listed clients.  Our web portal at www.gogreendirectories.com is, as of July 29, 2011, live and undergoing final cosmetic changes.  Upon obtaining adequate financing we plan to implement both internet and industry print advertising, refine this portal, include additional content, and begin marketing our services.  Management is of the opinion that additional financing will be very difficult to obtain until and unless we are successful on achieving acceptance status on the OTCBB, are designated a symbol, commence trading and provide a potential exit strategy for investors at some time in the future.

Thus far our focus has been on the initial corporate formation and capitalization, the building of a central website, the acquisition of our domain names and the development of our business plan.  We conducted a six-month test run of our website with very limited success.

Our first priority has been to establish and complete our website with our additional domain names linking back into the main site.  We are continuing our research (in house and via contract) and have completed the initial compilation of a comprehensive green-business listing.  During the first six months of actual operation following the acceptance of our registration statement for filing by the SEC we offered a “free sample” of our services in order to demonstrate the value of those services by supplying a record of the hits on the listing and the resulting linking with the client’s website. We continue believe our best sales tool will be our ability to demonstrate our effectiveness to potential clients.  For this we need additional capital. While we have no assurance as to the availability of such capital we feel these funds will never be made available until and unless our application for listing is accepted and we have our common shares that are tradeable.

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

In summary, you should be fully aware that we do not expect any significant revenues until we have an advertising program is instituted  and those revenues, if forthcoming, may not be adequate to sustain Go Green as a viable business.  Once the listings are posted, maintenance of our websites will be minimal and can be operated by one or two people.  Our officers and directors have indicated that they will contribute the time and effort to run the operation, deferring compensation.  Mr. O’Shaughnessy and Ms. Hodyno have also indicated that they will advance a loan or loans of up to $25,000 to supply working capital during the initial stages. $10,000 of these loans have been advanced. The terms of these loans would be as follows: no interest for one year and six percent interest paid quarterly thereafter.  Any such loans would have no set term and would be payable on demand after the first year.  We can give no assurance as to the availability of additional capital for full implementation of our business plan or the prospects of future income.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Contols and Procedures.

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers and directors and their respective ages and positions as of May 31, 2011 are as follows:

Name	Age	Position
Brian J. O’Shaughnessy	51	President, Chief Executive Officer and Director
Rachael L. Hodyno	35	Chief Financial Officer, Secretary, Treasurer and Director

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

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Lawson Kerster, President and Chief Executive Officer	2009 2010	- -	- -	5,000 -	- -	- -	- -	- -	5,000 0
Brian J.* O’Shaughnessy, President and Chief Executive Officer	2011 2012	- -	- -	5,000 -	- -	- -	- -	- -	5,000 -
Rachael Hodyno Treasurer, Secretary and Chief Financial Officer	2010 2011 2012	- - -	- - -	- 5,000 -	- - -	- - -	- - -	- - -	0 5,000 -

Brian J. O’Shaughnessy acquired the complete holdings of our previous President and CEO Lawson M. Kerster.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Lawson Kerster	-	-	-	-	-	-	-	-	-
Brian J. O’Shaughnessy	-	-	-	-	-	-	-	-	-
Rachael Hodyno	-	-	-	-	-	-	-	-	-

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

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

During the year ended May 31, 2012 our accumulated auditor fees were $$6,500.

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

FINANCIAL STATEMENTS AS AT MAY 31, 2012

Board of Directors and Shareholders

Go Green Directories, Inc.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Go Green Directories, Inc. (A Development Stage Company) as of May 31, 2012 and 2011 and the statements of operations, stockholders’ equity(deficit) and cash flows for the two years then ended and for the period from date of inception (July 29, 2009) to May  31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of May 31, 2012 and 2011 the results of its operations and cash flows for the two years then ended and for the period from the date of inception (July 29, 2009) to May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

September 14, 2012

Salt Lake City, Utah

GO GREEN DIRECTORIES,INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

FOR THE TWELVE MONTH PERIODS ENDED

MAY 31, 2012 AND 2011

	May 31,	May 31,
	2012	2011
ASSETS

Current Assets:
Cash	$ 8,299	$ 2,652

Total Assets	$ 8,299	$ 2,652

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable Shareholder Loan	4,401 10,000	3,952 -

Total Current Liabilities	14,401	3,952

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at May 31, 2011 and May 31, 2010	15,100	15,100
Additional paid in capital	45,900	45,900
Accumulated deficit during the development stage	(67,102)	(62,300)

Total Stockholders' Equity (Deficit)	(6,102)	(1,300)

Total Liabilities and Stockholders' Equity (Deficit)	$ 8,299	$ 2,652

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.

(a Development Stage Company)

STATEMENTS OF OPERATIONS

FOR THE TWELVE MONTH PERIODS

ENDED MAY 31, 2012 AND 2011

AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)

THROUGH MAY 31, 2012

			From
			July 29,
			2007
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	May 31,	May 31,	May 31,
	2012	2011	2012

Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	4,802	33,760	67,102
Total Operating Expenses	4,802	33,760	67,102

NET LOSS	(4,802)	(33,760)	(67,102)

Weighted Average Shares
Common Stock Outstanding	15,100,000	15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.

(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTH PERIODS

ENDED MAY 31, 2012 AND 2011

AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)

THROUGH MAY 31, 2012

	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	May 31,	May 31,	May 31,
	2011	2010	2011
Operating Activities:
Net Loss	$ (4,802)	$ (33,760)	$ (67,102)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Increase in Accounts payable	449	3,952	4,401
Issuance of stock for services rendered	-	-	10,000
Net Cash Used in Operating Activities	(4,353)	(29,808)	(52,701)
Investing Activities:	-	-	-
Financing Activities:
Issuance of common stock for cash	-	-	47,000
Receipt of stock subscriptions receivable	-	4,000	4,000
Advances from shareholders	10,000	-	10,000
Net Cash Provided by Financing Activities	10,000	4,000	61,000
Net Increase (Decrease) in Cash	5,647	(25,808)	8,299

Cash at Beginning of Period	2,652	28,460	-
Cash at End of Period	$ 8,299	$ 2,652	$ 8,299
Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for subscriptions receivable	$ -	$ -	$ 4,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC’

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

AS AT MAY 31, 2011

	Preferred Stock		Common Stock
	5,000,000 shares		70,000,000 shares				(Deficit)
	authorized		authorized				accumulated
		Par Value		Par Value	Additional	Stock	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	Subscription	exploration
	Issued	share	Issued	share	Capital	Receivable	stage	Total

BALANCE- July 29, 2009 (inception)
Issuance of common stock at $.001 per share for services provided - July 31, 2009	-	$ -	5,000,000	$ 5,000	$ -	$ -	$ -	$ 5,000

Issuance of common stock for cash at $.01 per share - April 30, 2010	-	$ -	4,700,000	$ 4,700	$ 42,300	$ -		$ 47,000

Issuance of common stock at $.001 per share for services provided - May 31, 2010	-	$ -	5,000,000	$ 5,000	$ -	$ -	$ -	$ 5,000

Issuance of common stock for subscriptions receivable $.01 per share - May 31, 2010	-	$ -	400,000	$ 400	$ 3,600	$ (4,000)		$ -
								-
Net Income (loss)							$ (28,540)	$ (28,540)
BALANCE- May 31, 2010	-	-	15,100,000	$ 15,100	$ 45,900	$ (4,000)	$ (28,540)	$ 28,460
Receipt of subscriptions - July 21, 2010						$ 4,000		$ 4,000
Net Income (loss)							$ (33,760)	$ (33,760)
BALANCE- May 31, 2011	-	-	15,100,000	$ 15,100	$ 45,900	$ -	$ (62,300)	$ (1,300)
Net Income (loss)							$ (4,802)	$ (4,802)
BALANCE May 31, 2012			15,100,000	$ 15,100	$ 45,900	$ -	$ (67,102)	$ (6,102)

THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

NOTES TO FINANCIAL STATEMENTS

MAY 31, 2012

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

EPS are the same for the Company, as of May 31, 2012, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of May 31, 2012, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $23,400 related to its cumulative net operating losses of $67,102.

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

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS

Our web site, www.gogreendirectories.com is currently under construction. We have also purchased www.gogreendirectories.net, www.gogreendirectories.org, and www.gogreendirectories.info. These sites will be automatically linked to the main site. All of these domain names were purchased for a initial two year period for $161.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $67,102 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

SIGNATURE	TITLE	DATE

s/s Brian J. O’Shaughnessy Brian J. O’Shaughnessy	President, Chief Executive Officer, Secretary, Treasurer and Director (Principal Executive Officer,	September 14, 2012
s/s/ Rachael L. Hodyno Rachael L. Hodyno	Chief Financial Officer, Secretary, Treasurer and Director (Principal Financial Officer)	Sep[tember 14, 2012