Form 10-Q
period 2012-08-31
Go Green Directories, Inc.
filed 2012-10-22
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012.

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

As of AUGUST 31, 2012,  there were 15,100,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GO GREEN DIRECTORIES,INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(UNAUDITED)

	August 31,	May 31,
	2012	2012
ASSETS
Current Assets:
Cash	$ 3,992	$ 8,299

Total Assets	$ 3,992	8,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable Shareholder Loan	2,740 10,000	4,401 10,000
Total Current Liabilities	12,740	14,401

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at May 31, 2011 and May 31, 2010	15,100	15,100
Additional paid in capital	45,900	45,900
Accumulated deficit during the development stage	(69,748)	(67,102)

Total Stockholders' Equity (Deficit)	(8,748)	(6,102)

Total Liabilities and Stockholders' Equity (Deficit)	$ 3,992	$ 8,299

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECT’,ORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE MONTH PERIODS

ENDED AUGUST 31, 2012 AND 2011

AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)

THROUGH AUGUST 31, 2012

(UNAUDITED)

			From
			July 29,
			2009
	For the	For the	(Date of
	Three months	Three months	inception)
	Ended	ended	To
	Aug 31,	Aug 31,	Aug 31,
	2012	2011	2012
Revenue:	$ -	$ -	$ -
Total Revenue	-	-	-

Operating Expenses:
General & administrative	9,181	36,655	76,283
Total Operating Expenses	9,181	36,655	76,283

NET LOSS	(2,646)	(36,655)	(67,748)

Weighted Average Shares
Common Stock Outstanding	15,100,000	15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTH PERIODS

ENDED AUGUST 31, 2012 AND 2011

AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)

THROUGH AUGUST 31, 2012

(UNAUDITED)

	For the	For the	(Date of
	three months	three months	inception)
	ended	ended	July 29, 2009
	Aug 31,	Aug 31,	to Aug 31,
	2012	2011	2012
Operating Activities:
Net Loss	$ (9,181)	$ (2,895)	$ (76,283)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Increase in Accounts payable	(4,874)	301	9,275
Issuance of stock for services rendered	-	-	10,000
Net Cash Used in Operating Activities	(4,307)	(2,594)	(57,008)
Investing Activities:	-	-	-
Financing Activities:
Issuance of common stock for cash	-	-	47,000
Receipt of stock subscriptions receivable	-		4,000
Advances from shareholders		10,000	10,000
Net Cash Provided by Financing Activities		10,000	61,000
Net Increase (Decrease) in Cash	(4,307)	7,406	3,992

Cash at Beginning of Period	8,299	2,652	-
Cash at End of Period	$ 3,992	$ 10,058	$ 3,992
Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$	$ 10,000
Issuance of stock for subscriptions receivable	$ -	$ -	$ 4,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

NOTES TO FINANCIAL STATEMENTS

AUGUST 31, 2012

(UNAUDITED

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares         F-4

outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of August 31, 2012, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of August 31, 2012, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $26,700 related to its cumulative net operating losses of $76,283.

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

On August 31, 2010 the Company issued 5,000,000 shares of our common stock to our Secretary/Treasurer and Chief Financial Officer, Rachael Hodyno at a price of $0.001 per share or $5,000 in return for her agreement to join our Board of Directors, become an officer of the registrant and her agreement to provide the computer and internet expertise in constructing our websites and providing the server for operation of the sites, at no charge.

On April 30, 2010 the Company issued 4,700,000 shares of our common stock to 43 US persons at a price of $0.01 per share.

On July 19, 2010 the Company issued 400,000 shares of our common stock to four US individuals (one representing a children’s Trust), at a price of $0.01 per share.

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $76,283 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

We have incurred losses since our inception.  For the period ended August 31, 2012 we generated no revenue and incurred net losses of $9,181.  As of August 31,2012, we had negative working capital of $15,283 and an accumulated deficit of $76,283.  Our auditors, in their report dated September 14, 2012, have expressed substantial doubt about our ability to continue as going concern.

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

Results of Operations

AUGUST 31, 2012.

We have made some progress in implementing our business plan including finalization of a contract for a preliminary list of businesses and individuals offering eco-friendly goods and services. Our website, www.gogreendirectories.com is operational and our other domain names are being linked to that site.

Revenues

Revenues for the period ended August 31, 2012, were $0, reflecting our start-up nature.

General and Administrative Expenses

General and administrative expenses for the period from July 27, 2009, and ending August 31, 2012, were $76,283.  General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended August 31, 2012, amounted to ($9,181).

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of August 31, 2012.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of August 31, 2012., that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of AUGUST 31, 2012.. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of August 31, 2012., our internal control over financial reporting is not effective based on these criteria.

As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended August 31, 2012.

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

GO GREEN DIRECTORIES, INC..

Dated: October 19, 2012	By: /s/ Brian J. O’Shaughnessy
Brian J. O’Shaughnessy
Chief Executive Officer and President
Dated: October 19, 2012	By: Rachael L. Hodyno
Rachael L. Hodyno
Chief Financial Officer, Secretary and Treasurer