Form 10-Q/A
period 2012-08-31
Go Green Directories, Inc.
filed 2012-10-29
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

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

GO GREEN DIRECTORIES, INC..

Dated: October 29, 2012	By: /s/ Brian J. O’Shaughnessy
Brian J. O’Shaughnessy
Chief Executive Officer and President
Dated: October 29, 2012	By: Rachael L. Hodyno
Rachael L. Hodyno
Chief Financial Officer, Secretary and Treasurer