Form 10-Q/A
period 2012-08-31
Go Green Directories, Inc.
filed 2013-04-22
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q/A

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-53337

GO GREEN DIRECTORIES, INC.

(Name of small business issuer in its charter)

NEVADA	27-1139744
(State of incorporation)	(I.R.S. Employer Identification No.)

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

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	November 30,	May 31,
	2012	2012
ASSETS	(Unaudited)	(Audited)
Current Assets:
Cash	$ 201	$ 8,299

Total Assets	$ 201	8,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable Advances from shareholder	653 20,000	4,401 10,000
Total Current Liabilities	20,653	14,401

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at November 30, 2012 and May 31, 2012	15,100	15,100
Additional paid in capital	45,900	45,900
Accumulated deficit during the development stage	(81,452)	(67,102)

Total Stockholders' Equity (Deficit)	(20,452)	(6,102)

Total Liabilities and Stockholders' Equity (Deficit)	$ 201	$ 8,299

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDEDNR

ENDED November 30, 2012 AND 2011

AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)

THROUGH November 30, 2012

	For the three months ended Nov. 30 2012	For the three Months ended Nov. 30 2011	For the six months Ended Nov. 30, 2012	For the Six Months Ended Nov. 30 2011	From July 29, 2009 (Inception) to Nov. 30 2012

Revenue:	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Operating Expenses:
General & administrative	5,169	1,010	14,350	3,905	81,452
Total Operating Expenses	5,169	1,010	14,350	3,905	81,452

NET LOSS	(5,169)	(1,010)	(14,350)	(3,905	(81,452)

Weighted Average Shares
Common Stock Outstanding	15,100,000	15,100,000	15,100,000	15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

 GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED NOVEMBER 30, 2012 AND 2011

AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)

THROUGH NOVEMBER 30, 2012

(UNAUDITED)

THESE COLUMNS NEED TO BE FOR THE SIX MONTHS ENDED

	For the six months Ended Nov. 30, 2012	For the six months Ended Nov. 30, 2011	From July 29, 2009 (Inception) to Nov. 30, 2012
Operating Activities:
Net Loss	$ (14,350)	$ (3,905)	$ (81,452)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
(decrease) increase in Accounts payable	(3,748)	449	653
Issuance of stock for services rendered	-	-	10,000
Net Cash Used in Operating Activities	(18,098)	(3,456)	(70799)
Investing Activities:	-	-	-
Financing Activities:
Issuance of common stock for cash	-	-	47,000
Receipt of stock subscriptions receivable	-		4,000
Advances from shareholders	10,000	10,000	20,000
Net Cash Provided by Financing Activities			71,000
Net Increase (Decrease) in Cash	8,098	6,544	201
Cash at Beginning of Period	8,299	2,652	-
Cash at End of Period	$ 201	$ 3,156	$ 201
Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$ -	$ -	$ 10,000
Issuance of stock for subscriptions receivable	$ -	$ -	$ 4,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

NOVEMBER 30, 2012

(UNAUDITED

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Go Green Directories, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on July 29, 2009.  The Company’s activities to date have been limited to organization and capital formation.  The Company is a “development stage company” and has acquired five different domain names with sites all linking with the main website, gogreendirectories.com  Go Green Directories, Inc. will act as a “green pages” listing service for those individuals and corporations offering or in search of, ecologically friendly products and services.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of November 30, 2012, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $26,700 related to its cumulative net operating losses of $81,452.

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

GO GREEN DIRECTORIES, INC..

Dated: April 21, 2013	By: /s/ Brian J. O’Shaughnessy
Brian J. O’Shaughnessy
Chief Executive Officer and President
Dated: April 21, 2013	By: Rachael L. Hodyno
Rachael L. Hodyno
Chief Financial Officer, Secretary and Treasurer