Form 10-Q
period 2013-02-28
Go Green Directories, Inc.
filed 2013-04-22
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☐ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

Commission File Number 000-53337

GO GREEN DIRECTORIES, INC.

(Name of small business issuer in its charter)

NEVADA	27-1139774
(State of incorporation)	(I.R.S. Employer Identification No.)

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

As of FEBRUARY 28, 2013,  there were 15,100,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

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

We have incurred losses since our inception.  For the period ended February 28, 2013 we generated no revenue and incurred net losses of $22,071.  As of February 28, 2013, we had negative working capital of $27,055 and an accumulated deficit of $89,173.  Our auditors, in their report dated September 14, 2012, have expressed substantial doubt about our ability to continue as going concern.

While continuing to see adequate capital injections to properly advertise our website and the services we offer, Management has determined that in the best interest of our shareholders it is prudent to explore other areas with the view of supplying an alternate to our present business plan, should capital not be available. This search may include joining forces with a concern with a similar business or a totally different operation that offers opportunity for future increases in value for each and every person owning Go Green shares.

Results of Operations

FEBRUARY 28, 2013.

We have finalized of a contract for a preliminary list of businesses and individuals offering eco-friendly goods and services. Our website, www.gogreendirectories.com is operational and our other domain names are being linked to that site. We have conducted our initial test of the appeal of our product with very limited results. We view these results as not a total condemnation of our business plan but a realization that without a substantial and fairly expensive advertising program designed to inform a large section of the public of what we have to offer, we are doomed to failure. After several approaches to potential sources of capital we have come to the conclusion that those we have contacted hae concluded that the profit potential does not justify the risk.

Revenues

Revenues for the period ended February 28, 2013, were $0, reflecting our start-up nature.

General and Administrative Expenses

General and administrative expenses for the period from July 27, 2009, and ending February 28, 2013, were $89,173.  General and administrative expenses consisted primarily of a deposit on our domain names, fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the nine-month period ended February 28, 2013, amounted to $22.071.

Operations Plans

We continue to attempt to attract capital and in the meantime will expand our search to include potential candidates for a joint venture or merger.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of February 28, 2013.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of February 28, 2013., that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of FEBRUARY 28, 2013.. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2013., our internal control over financial reporting is not effective based on these criteria.

As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended February 28, 2013.

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