Form 10-K
period 2013-05-31
Go Green Directories, Inc.
filed 2013-09-18
CIK 1493563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter.  Because we were not public, there was no market value.

The number of shares of the issuer’s common stock issued and outstanding as of May 31, 2013 was 15,100,000 shares.

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

Item 2. Risk Factors.

Risks Relating to Our Business :

WE HAVE A HISTORY OF LOSSES WHICH MAY CONTINUE, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We incurred net losses of $24,890 and $4,802 for the years ended May 31, 2013 and 2012, respectively. We had an accumulated deficit of $91,992 at May 31, 2013 and $67,102 for the year ended May 31, 2012. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

OUR INDEPENDENT AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated September 14, 2013 our independent auditors stated that our financial statements for the period ended May 31, 2013, were prepared assuming that we would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of recurring losses from operations. We continue to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

⋅	that a broker or dealer approves a person’s account for transactions in penny stocks; and
⋅	that the broker or dealer receives from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

⋅	obtain financial information and investment experience objectives of the person; and
⋅
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

The broker or dealer must also deliver prior to any transaction in a penny stock a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form sets forth:

⋅	the basis on which the broker or dealer made the suitability determination; and
⋅	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

We have incurred losses since our inception. For the period ended May 31, 2013 we generated no revenue and incurred net losses of $24,890. As of May 31, 2013, we had negative working capital of $30,992 and an accumulated deficit of $91,992. Our auditors, in their report dated September 14, 2013, have expressed substantial doubt about our ability to continue as going concern.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Summary Financial Information
(in thousands, except per share information)

The following information at May 31, 2013 and for the years ended May 31, 2013 and 2012 has been derived from our audited financial statements which appear elsewhere in this report.

Statement of Operations Information:

Summary Financial Information

The following information for the period ended May 31, 2013, and for the year ended May 31,2012, has been derived from our audited financial statements which appear elsewhere in this prospectus.

Statement of Operations Information:

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012
Revenues	0	0
Total Operating Expenses	24,890	4,802
Net income (loss)	(24,890)	(4,802)
Income (loss) per share (basic and diluted)	0	0
Weighted average shares of common stock outstanding (basic and diluted)	15,100,000	15,100,000

Balance Sheet Information:

	Year Ended	Year Ended
	May 31, 2013	May 31, 2012
Working capital	$(30,992)	$(6,102)
Total assets	100	8,299
Total liabilities	31,902	14,401
Accumulated Deficit	(91,992)	(67,102)
Stockholders’ equity (deficit)	(30,992)	(6,102)

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

Overview

We were incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc. We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website www.gogreendirectories.com and the acquisition of our other domain names, and the development of our business plan. We have created a web portal whereby we will serve as a listing service for anyone offering or seeking an eco-friendly product or service. Our common shares are currently quoted on the OTC Bulletin Board quotation system under the symbol GGRE/OB.

Results of Operations

May 31, 2013.

We have made some progress in implementing our business plan obtaining a preliminary list of businesses and individuals offering eco-friendly goods and services. Our website, www.gogreendirectories.com is constructed and posted and our other domain names are being linked to that site.

Revenues

Revenues for the period ended May 31, 2013, were $0, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the period from July 31, 2009, and ending May 31, 2012, were $91,992. General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended May 31, 2013, amounted to ($24,890), reflecting our startup nature.

Operations Plans

Management believes that the focus of our web portal should be ease of use and convenience combined with capabilities designed to personalize business transacted over the Internet and facilitate smooth, seamless linking to our listed clients. Our web portal at www.gogreendirectories.com is, as of July 29, 2011, live and accessible. Should we ever obtain adequate financing we plan to implement both internet and industry print advertising, refine this portal, include additional content, and begin marketing our services. Management is of the opinion that additional financing will be very difficult to obtain.

Thus far our focus has been on the initial corporate formation and capitalization, the building of a central website, the acquisition of our domain names and the development of our business plan. We conducted a six-month test run of our website with very limited success.

Our first priority has been to establish and complete our website with our additional domain names linking back into the main site. We are continuing our research (in house and via contract) and have completed the initial compilation of a comprehensive green-business listing. During the first six months of actual operation following the acceptance of our registration statement for filing by the SEC we offered a “free sample” of our services in order to demonstrate the value of those services by supplying a record of the hits on the listing and the resulting linking with the client’s website. We continue believe our best sales tool will be our ability to demonstrate our effectiveness to potential clients. For this we need additional capital. While we have no assurance as to the availability of such capital we feel these funds will never be made available.

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

In summary, you should be fully aware that we do not expect any significant revenues until we have an advertising program is instituted and those revenues, if forthcoming, may not be adequate to sustain Go Green as a viable business. Once the listings are posted, maintenance of our websites will be minimal and can be operated by one or two people. Our officers and directors have indicated that they will contribute the time and effort to run the operation, deferring compensation. Mr. O’Shaughnessy and Ms. Hodyno have advanced loans to supply working capital during the initial stages. The terms of these loans are as follows: no interest for one year and six percent interest paid quarterly thereafter. Any such loans would have no set term and would be payable on demand after the first year. We can give no assurance as to the availability of additional capital for full implementation of our business plan or the prospects of future income.

Additionally, we are aware of potential regulatory and rescission liabilities resulting from the inadvertent inclusion on our website from March 6, 2011 through June 1, 2011 of language from our registration statement on Form S-1 filed on December 8, 2010. The Form S-1 was still pending review and the inclusion of such language does not appear to have complied with Section 5(b)(1) of the Securities Act  While we do not believe that any investor relied on such disclosure, we may have an obligation to make a rescission offer to those who invested in reliance on the Form S-1 filed on December 8, 2010. We may also be subject to regulatory liability for improperly allowing the publication on our website from March 6, 2011 through June 1, 2011 of language from our registration statement on Form S-1 filed on December 8, 2010.  Although we believe the chances are remote, if rescission is required, we may continue to be liable for the original purchase price, plus interest, for a period of one year under Section 13 of the Securities Act of 1933. (I THINK THAT THIS SHOULD BE DELETED)

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 8. Financial Statements and Supplementary Data.

Item 9. Changes and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Brian O’Shaughnessy, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2013 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of May 31, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of May 31, 2013, the Company did not have a separate audit committee or a policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of May 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

Our independent accountants have stated in their report attached to this Form 10-K that “….but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting Accordingly, we express no such opinion”.

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

Summary Compensation Table

							Change in
							Pension Value
							and Non-
						Non-Equity	Qualified	All
				Stock		Incentive Plan	Deferred	Other
Name &		Salary	Bonus	Awards	Option	Compensation	Compensation	Compensation
Principal Position	Year	($)	($)	($)	Awards ($)	($)	Earnings ($)	($)	Total ($)
Lawson Kerster,	2009	-	-	5,000	-	-	-	-	5,000
President and Chief Executive Officer	2010	-	-	-	-	-	-	-	0
Brian J.* O’Shaughnessy,	2011	-	-	5,000	-	-	-	-	5,000
President and Chief Executive Officer	2012	-	-	-	-	-	-	-	-
Rachael Hodyno Treasurer,	2010	-	-	-	-	-	-	-	0
Secretary and	2011	-	-	5,000	-	-	-	-	5,000
Chief Financial Officer	2012	-	-	-	-	-	-	-	-

Brian J. O’Shaughnessy acquired the complete holdings of our previous President and CEO Lawson M. Kerster.

Outstanding Equity Awards at Fiscal Year-End Table.

Option Awards						Stock Awards
Equity
Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market
							Market	Awards:	or Payout
			Equity				Value	Number	Value
			Incentive				of	of	of
			Plan				Shares	Unearned	Unearned
			Awards:			Number	Or	Shares,	Shares,
	Number	Number	Number			of Shares	Units	Units or	Units or
	of	of	of			or Units	of	Other	Other
	Securities	Securities	Securities			of Stock	Stock	Rights	Rights
	Underlying	Underlying	Underlying			That	That	That	That
	Unexercised	Unexercised	Unexercised	Option		Have	Have	Have	Have
	Options	Options	Unearned	Exercise	Option	Not	Not	Not	Not
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
Lawson Kerster	-	-	-	-	-	-	-	-	-
Brian J. O’Shaughnessy	-	-	-	-	-	-	-	-	-
Rachael Hodyno	-	-	-	-	-	-	-	-	-

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	-0-	-0-	-0-

Total	-0-	-0-	-0-

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of May 31, 2013, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

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

During the year ended May 31, 2013 our accumulated auditor fees were $8.875

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

FINANCIAL STATEMENTS AS AT MAY 31, 2013.

Board of Directors and Shareholders
Go Green Directories, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Go Green Directories, Inc. (A Development Stage Company) as of May 31, 2013 and 2012 and the statements of operations, stockholders’ equity(deficit) and cash flows for the two years then ended and for the period from date of inception (July 29, 2009) to May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, these financial statements referred to above present fairly, in all material aspects, the financial position of the Company as of May 31, 2013 and 2012 the results of its operations and cash flows for the two years then ended and for the period from the date of inception (July 29, 2009) to May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

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

s/Madsen & Associates CPA’s, Inc.
Madsen & Associates CPA’s, Inc.
September 13, 2013
Salt Lake City, Utah

GO GREEN DIRECTORIES, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS
FOR THE TWELVE MONTH PERIODS ENDED
MAY 31, 2013 AND 2012

	May 31, 2013	May 31, 2012

ASSETS

Current Assets:
Cash	$100	$8,299

Total Assets	$100	$8,299

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	11,092	4,401
Shareholder loan	20,000	10,000
Total Current Liabilities	31,092	14,401

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at May 31, 2013 and May 31, 2012		15,100

Additional paid in capital	45,900	45,900
Accumulated deficit during the development stage	(91,992)	(67,102)

Total Stockholders' Equity (Deficit)	(30,992)	(6,102)

Total Liabilities and Stockholders' Equity (Deficit)	$100	$8,299

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.
(a Development Stage Company)

STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTH PERIODS
ENDED MAY 31, 2013 AND 2012
AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)
THROUGH MAY 31, 2013

			2009
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	May 31,	May 31,	May 31,
	2013	2012	2013

Revenues:	-	-	-

Operating Expenses:
General & administrative	24,890	4,802	91,992
Total Operating Expenses	24,890	4,802	91,992

NET LOSS	$(24,890)	$(4,802)	$(91,992)

Weighted Average Shares
Common Stock Outstanding	15,100,000	15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$(0.00)	$(0.00)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.
(a Development Stage Company)

STATEMENTS OF CASH FLOWS

FOR THE TWELVE MONTH PERIODS
ENDED MAY 31, 2013 AND 2012
AND FOR THE PERIOD FROM JULY 29, 2007 (INCEPTION)
THROUGH MAY 31, 2013

			From July 29,
			2009
	For the	For the	(Date of
	year	year	inception)
	ended	ended	to
	May 31,	May 31,	May 31,
	2013	2012	2013
Operating Activities:
Net Loss	$(24,890)	$(4,802)	$(91,992)
Adjustments to reconcile net (loss) to net cash provided By operating activities:

Increase in Accounts payable	6,691	449	11,092
Issuance of stock for services rendered	-	-	10,000

Net Cash Used in Operating Activities	(18,199)	(4,353)	(70,900)
Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	47,000
Receipt of stock subscriptions receivable	-	-	4,000
Advances from shareholders	10,000	10,000	20,000
Net Cash Provided by Financing Activities	10,000	10,000	71,000
Net Increase (Decrease) in Cash	(8,199)	5,647	100

Cash at Beginning of Period	8,299	2,652	-
Cash at End of Period	$100	$8,299	$100
Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$-	$-	$10,000
Issuance of stock for subscriptions receivable	$-	$-	$4,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC’
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY
AS AT MAY 31, 2013

	Preferred Stock		Common Stock
	5,000,000 shares		70,000,000 shares				(Deficit)
	authorized		authorized				accumulated
		Par Value		Par Value	Additional	Stock	during the
	Shares	$.001 per	Shares	$.001 per	Paid-In	Subscription	exploration
	Issued	share	Issued	share	Capital	Receivable	stage	Total

BALANCE - July 29, 2009
Issuance of common stock at $.001 per share for services provided - July 31, 2009	-	$-	5,000,000	$5,000	$-	$-	$-	$5,000

Issuance of common stock for cash at $.01 per share - April 30, 2010	-	$-	4,700,000	$4,700	$42,300	$-		$47,000

Issuance of common stock at $.001 per share for services provided - May 31, 2010	-	$-	5,000,000	$5,000	$-	$-	$-	$5,000

Issuance of common stock for subscriptions receivable $.01 per share - May 31, 2010	-	$-	400,000	$400	$3,600	$(4,000)		$-
								-
Net Income (loss)							$(28,540)	$(28,540)
BALANCE - May 31, 2010	-	-	15,100,000	$15,100	$45,900	$(4,000)	$(28,540)	$28,460
Receipt of subscriptions - July 21, 2010						$4,000		$4,000
Net Income (loss)							$(33,760)	$(33,760)
BALANCE - May 31, 2011	-	-	15,100,000	$15,100	$45,900	$-	$(62,300)	$(1,300)
								$-
Net Income (loss)							$(4,802)	$(4,802)
BALANCE - May 31, 2012	-	-	15,100,000	$15,100	$45,900	$-	$(67,102)	$(6,102)

Net Income (loss)							$(24,890)	$(24,890)
BALANCE - May 31, 2013	-	-	15,100,000	$15,100	$45,900	$-	$(91,992)	$(30,992)

THE FOLLOWING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

NOTES TO FINANCIAL STATEMENTS
MAY 31, 2013

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. Basic and diluted EPS are the same for the Company, as of May 31, 2013, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. As of May 31, 2013, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $32,200 related to its cumulative net operating losses of $91,992.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $91,992 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

SIGNATURE	TITLE	DATE

s/s Brian J. O’Shaughnessy	President, Chief Executive Officer, Secretary,	September 14, 2013
Brian J. O’Shaughnessy	Treasurer and Director (Principal Executive

Officer,

s/s/ Rachael L. Hodyno

	Chief Financial Officer, Secretary, Treasurer	September 14, 2013
Rachael L. Hodyno	and Director (Principal Financial Officer)