Form 10-Q
period 2013-08-31
Go Green Directories, Inc.
filed 2013-10-21
CIK 1493563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

☐  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013.

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
☐ Yes      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes      ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes   ☐ No

As of AUGUST 31, 2013,  there were 15,100,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

GO GREEN DIRECTORIES, INC..*

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	F-1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3
ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS	6

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

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
GO GREEN DIRECTORIES,INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(UNAUDITED)

	August 31,	August 31,	May 31,
	2013	2012	2013
ASSETS

Current Assets:
Cash	$55	$3,992	$100

Total Assets	$55	$3,992	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accounts Payable	11,531	2,740	11,092

Shareholder loan	20,000	10,000	20,000

Total Current Liabilities	31,531	12,740	31,092

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-	-

Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at Aug 31, 2013 and May 31, 2013	15,100	15,100	15,100

Additional paid in capital	45,900	45,900	45,900

Accumulated deficit during the development stage	(92,476)	(69,748)	(91,992)

Total Stockholders' Equity (Deficit)	(31,476)	(8,748)	(30,992)

Total Liabilities and Stockholders' Equity (Deficit)	$55	$3,992	$100

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES,INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS
ENDED AUGUST 31, 2013 AND 2012
AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)
THROUGH AUGUST 31, 2013
(UNAUDITED)

			From
			July 29,
			2009
	For the	For the	(Date of
	Three months	Three months	inception)
	Ended	ended	To
	Aug 31,	Aug 31,	Aug 31,
	2013	2012	2013
Revenue:	$-	$-	$-
Total Revenue	-	-	-

Operating Expenses:
General & administrative	484	2,646	92,476
Total Operating Expenses	484	2,646	92,476

NET LOSS	$(484)	$(2,646)	$(92,476)

Weighted Average Shares
Common Stock Outstanding	15,100,000	15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$(0.00)	$(0.00)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

GO GREEN DIRECTORIES, INC.
(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED AUGUST 31, 2013 AND 2012
AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)
THROUGH AUGUST 31, 2013
(UNAUDITED)

	For the	For the
	three months	three months	(Date of inception)
	ended	ended	July 29, 2009
	Aug 31,	Aug 31,	to Aug 31,
	2013	2012	2013
Operating Activities:
Net Loss	$(484)	$(2,646)	$(92,476)
Adjustments to reconcile net (loss) to net cash provided by operating activities:

Increase in Accounts payable	439	(1,661)	11,531
Issuance of stock for services rendered	-	-	10,000

Net Cash Used in Operating Activities	(45)	(4,307)	(70,945)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	47,000
Receipt of stock subscriptions receivable	-	-	4,000
Advances from shareholders			20,000
Net Cash Provided by Financing Activities	-	-	71,000
Net Increase (Decrease) in Cash	(45)	(4,307)	55

Cash at Beginning of Period	100	8,299	-
Cash at End of Period	$55	$3,992	$55

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$-	$-	$10,000
Issuance of stock for subscriptions receivable	$-	$-	$4,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2013
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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of August 31, 2013, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $26,700 related to its cumulative net operating losses of $92,476.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $92,476 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Item 2.

Managements discussion and Plan of Operations

We were incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc. We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a central website and the acquisition of our domain names, and the development of our business plan. We have created a web portal whereby we plan to serve as an all-inclusive information provider for anyone worldwide who is looking to buy, sell or lease environmentally friendly “green” products and services. It is our intention to list companies or organizations that meet these criteria at no cost initially, complete with contact information and links to their website(s) where available. We had hoped to demonstrate the positive effects of a Go Green listing and the cost-effective results that we believe we can deliver to a wide range of concerns that wish to be known for their concern for the environment. However, results of our initial test period were disappointedly low. It has become obvious that an advertising campaign designed to inform our potential clients of our existence and the availability of our services will be necessary for us to continue to implement our business plan. Management is seeking additional capital to form and implement such a campaign. While we have received some in cursory interest, it has become obvious that the current economic picture precludes any broker/dealer sponsored equity offering and management has concluded that the best interests of the shareholders would be best served by actively seeking an acquisition or merger.

.We have incurred losses since our inception. For the period ended August 31, 2013 we generated no revenue and incurred net losses of $ 484. As of August 31,201, we had negative working capital of $31,476 and an accumulated deficit of $92,476. Our auditors, in their report dated September 13, 2013, have expressed substantial doubt about our ability to continue as going concern.

Our principal offices are located at 2724 NE 27th Court, Fort Lauderdale, Florida and our telephone number is 646.334.2859. We are a Nevada corporation.

Results of Operations

AUGUST 31, 2013.

We have made some progress in implementing our business plan including finalization of a contract for a preliminary list of businesses and individuals offering eco-friendly goods and services. Our website, www.gogreendirectories.com is operational and our other domain names are being linked to that site.

Revenues

Revenues for the period ended August 31, 2013, were $0, reflecting our start-up nature.

General and Administrative Expenses

General and administrative expenses for the period from July 27, 2009, and ending August 31, 2013, were $92,476. General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended August 31, 2013, amounted to ($484).

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01 & 32.02	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GO GREEN DIRECTORIES, INC..

Dated: October 14, 2013	By:	/s/ Brian J. O’Shaughnessy
Brian J. O’Shaughnessy
Chief Executive Officer and President
Dated: October 14, 2013	By:	Rachael L. Hodyno
Rachael L. Hodyno
Chief Financial Officer, Secretary and Treasurer