Form 10-Q
period 2013-11-30
Go Green Directories, Inc.
filed 2014-01-21
CIK 1493563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______ to _______

Commission File Number 000-53337

CROSSBOX, INC.
(Name of small business issuer in its charter)

Nevada	27-1139744
(State of incorporation)	(I.R.S. Employer Identification No.)

5000 Birch Street, Suite 4800, Newport Beach, CA 92660
(Address of principal executive offices)

(949) 373-7281
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes     ☐ No (Not required)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☒ Yes  ☐ No

As of January 3, 2014, there were 15,100,000 shares of the registrant’s $0.001 par value common stock issued and outstanding.

CROSSBOX, INC.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	1
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	2
ITEM 3.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK	5
ITEM 4.	CONTROLS AND PROCEDURES	5

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS	7

PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

1

CROSSBOX, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

For the Periods Ended November 30, 2013 and 2012

TABLE OF CONTENTS

PAGE

Condensed Balance Sheets	F-1

Condensed Statements of Operations	F-2

Condensed Statements of Cash Flows	F-3

Notes to Condensed Financial Statements – unaudited	F-4 - F-6

CROSSBOX, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(UNAUDITED)		(AUDITED)
	Nov 30, 2013		May 31, 2013
ASSETS
Current Assets:
Cash	$		$100

Total Assets	$		$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:

Accounts Payable		14,603	11,092

Advances from Shareholders		30,000	20,000

Total Current Liabilities		44,603	31,092

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued		-	-

Common stock, $.001 par value; 70,000,000 shares authorized 15,100,000 shares issued and outstanding at November 30, 2013 and May 31, 2013		15,100	15,100

Additional paid in capital		45,900	45,900

Accumulated deficit during the development stage		(105,603)	(91,992)

Total Stockholders' Equity (Deficit)		(44,603)	(30,992)

Total Liabilities and Stockholders' Equity (Deficit)		$0	$100

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

CROSSBOX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS
ENDED NOVEMBER 30, 2013 AND 2012
AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)
THROUGH NOVEMBER 30, 2013
(UNAUDITED)

					From
					July 29,
	For the	For the	For the	For the	2009
	Three	Three	Six	Six	(Date of
	Months	Months	Months	Months	Inception)
	Ended	Ended	Ended	Ended	To
	Nov 30,	Nov 30,	Nov 30,	Nov 30,	Nov 30,
	2013	2012	2013	2013	2013
Revenue:	$-	$-	$-	$-	$-
Total Revenue	-	-	-	-	-

Operating Expenses:
General & administrative	13,127	2,523	13,611	11,704	105,603
Total Operating Expenses	13,127	2,523	13,611	11,704	105,603

NET LOSS	$(13,127)	(2,523)	(13,611)	(11,704)	(105,603)

Weighted Average Shares
Common Stock Outstanding	15,100,000		15,100,000

Net Loss Per Share
(Basic and Fully Dilutive)	$(0)		$(0)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

CROSSBOX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED NOVEMBER 30, 2013 AND 2012
AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)
THROUGH NOVEMBER 30, 2013
(UNAUDITED)

	For the	For the
	Six	Six	(Date of
	Months	Months	Inception)
	Ended	Ended	July 29, 2009
	Nov 30,	Nov 30,	to Nov 30,
	2013	2012	2013
Operating Activities:
Net Loss	$(13,611)	$(11,704)	$(105,603)
Adjustments to reconcile net (loss) to net cash provided by operating activities:

Increase in Accounts payable	3,511	(2,087)	14,603
Issuance of stock for services rendered	-	-	10,000

Net Cash Used in Operating Activities	(10,100)	(13,791)	(81,000)

Investing Activities:	-	-	-

Financing Activities:
Issuance of common stock for cash	-	-	47,000
Receipt of stock subscriptions receivable	-	-	4,000
Advances from shareholders	10,000	10,000	30,000
Net Cash Provided by Financing Activities	10,000	10,000	81,000
Net Increase (Decrease) in Cash	(100)	(3,791)	0

Cash at Beginning of Period	100	3,992	-
Cash at End of Period	$-	$201	$-

Non-Cash Investing & Financing Activities
Issuance of stock for management services rendered	$-	$-	$10,000
Issuance of stock for subscriptions receivable	$-	$-	$4,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE STATEMENTS

NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2013
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

CrossBox, Inc., formerly known as Go Green Directories, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on July 29, 2009.  The Company’s activities to date have been limited to organization and capital formation.  The Company is a “development stage company” and has acquired five different domain names with sites all linking with the main website, gogreendirectories.com  Go Green Directories, Inc. will act as a “green pages” listing service for those individuals and corporations offering or in search of, ecologically friendly products and services.

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

EARNINGS PER SHARE
Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of November 30, 2013, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of November 30, 2013, the Company has recorded a valuation allowance to fully offset the deferred tax asset of approximately $36,900 related to its cumulative net operating losses of $105,603.

CONCENTRATION OF CREDIT RISK:

Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the limit covered by the Federal Deposit Insurance Corporation.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

NOTE 3 – ACQUISITION OF DOMAIN NAMES AND DEPOSITS
Our web site, www.gogreendirectories.com is currently under construction. We have also purchased www.gogreendirectories.net, www.gogreendirectories.org, and www.gogreendirectories.info. These sites will be automatically linked to the main site. All of these domain names were purchased for an initial two year period for $161.

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

NOTE 5 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $105,603 since inception.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 6 – SUBSEQUENT EVENT

On January 8, 2014, the Company underwent a change of control. The Company’s officers and directors, Brian O’Shaughnessy and Rachael Hodyno resigned from their positions. In their place, Joe Lopez and David Walters were named as executive officers of the Company and as members of the Board of Directors. Mr. Pete Wells was also named a member of the Board. In connection with these changes, Messrs Lopez, Walters and Wells each obtained 2.5 million shares of the Company’s issued and outstanding shares of common stock.

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

On January 8, 2014, the Company underwent a change in control whereby the Company’s existing officers and directors were replaced as follows:

Joe Lopez – Chief Executive Officer, member of the Board

David Walters – Chief Financial Officer, Secretary, Treasurer and member of the Board

Pete Wells – member of the Board

Current management has decided to enter the $49 billion fitness and equipment market, as more thoroughly discussed below. The Company also changed its name to CrossBox, Inc., to reflect its new business plan.

We are a development stage company intending to be engaged in the fitness and equipment business. To date, we have not generated any revenues.

Cash on hand at November 30, 2013, was nil as compared to $100 as of May 31, 2013. Our total current liabilities at November 30, 2013 were $44,603 as compared to $31,092 as at May 31, 2013. Advances from shareholders were used to pay for operating expenses for the Company.

We currently intend to enter the fitness and equipment business. We believe that we will require a minimum of $1,000,000 to fund operations for the next twelve months, which should allow us to commence our “gym within a gym” concept (see below under “New Business Plan – The three businesses of CrossBox”) and source manufacturing partners to manufacture our speed bag platform. We will be targeting accredited investors for a private placement to raise the necessary funds.

During our three month period ended November 30, 2013 and fiscal year ended May 31, 2013, the Company was successful in raising the required funding for operations by way of loans from shareholders.

Our ability to meet our financial liabilities and commitments is primarily dependent upon our ability to raise funds from private placements, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We recently went through a change in control and as a result have new officers and directors. Our new corporate offices are located at 5000 Birch Street, Suite 4800, Newport Beach, California and our telephone number is 949-373-7281. We are a Nevada corporation.

Results of Operations

NOVEMBER 30, 2013.

We have made some progress in implementing our initial business plan including finalization of a contract for a preliminary list of businesses and individuals offering eco-friendly goods and services. However, it became clear that it was in the best interest of the shareholders that a change in our business plan be made.

Revenues

Revenues for the period ended November 30, 2013, were $0, reflecting our start-up nature. We have not generated any revenues from the date of incorporation.

General and Administrative Expenses

General and administrative expenses for the period from July 27, 2009, and ending November 30, 2013, were $105,603.  General and administrative expenses consisted primarily of a deposit on our domain names, consulting fees, travel expenses, and other general and administrative expenses.

Net Loss

Our net loss for the period ended November 30, 2013, amounted to ($13,611)

Operations Plans

Thus far our focus has been on the initial corporate formation and capitalization, the building of a central website, the acquisition of our domain names and the development of our business plan.  We conducted a six-month test run of our website with very limited success. As stated above, we have consequently changed our business plans.
Our future financial results will depend primarily on (1) our ability to fully implement our business plan, (2) our ability to raise the capital required by our business plan (3) generate revenue from our business operations and (4) develop our brand awareness.  We cannot assure that we will be successful in any of these activities.

New Business Plan

The Company intends, under its new management team, to target the $49 billion fitness and equipment market for its new business operations. In connection with its new operations, the Company has changed its name to “CrossBox, Inc.” Further information in the form of filings and/or information statement or proxy statement are provided in connection with such change..

The Company has created a fitness program composed of proven proprietary supramaximal interval training (SMIT) techniques and High Interval Intensity Training (HIIT) utilizing a patented speed bag and high quality boxing gloves. The Company will have the use of the patented speed bag developed and owned by FirstRate Boxing. Information about this speed bag can be found on FirstRate’s website at www.firstrateboxing.com.

The Company will be partnering with an internationally known, world class trainer to provide training for instructors to achieve CrossBox certification, thereby providing an effective, rigorous and consistent client experience across all gym locations.

The three businesses of CrossBox

CrossBox will be focusing on three (3) fitness equipment related businesses.

1. Gym within a Gym

The Company intends to leverage its expertise in training techniques and relationship network to expand through “gym-within a-gym” location concepts. It is the Company’s intention create partnerships to have dedicated space and time within established health club networks to provide personal and group training fitness programs. The Company believes its program will be attractive to potential gym partners as they differentiate themselves by offering a boutique, highly regimented group class experience to their members.  In certain markets the Company intends to pursue a strategy of building out standalone micro gyms based around the CrossBox fitness regimen.

The recent rise of the micro gym concept is a result of improvements in digital infrastructure, simplicity, affordability and changing consumer tastes and attitudes toward the traditional health club model. The micro gym facilities will be based around interactive modules utilizing the proprietary speed bag platform.  The modules will provide self-led instruction through personalized training programs built around each individual’s fitness goals. The clubs will be open 24 hours per day and can be staffed with just one person during non-peak hours.

2. DVD and Home Video

The Company intends to develop a CrossBox home video training series available through DVD and digital download to provide further distribution of the fitness programs to reach a wider audience.

Individual workouts incorporate cardio and muscular work and range from 25 to 90 minutes in length.

Training series will be customized toward different body types, built around specific fitness goals (strength, endurance, weight-loss, etc.) and these provide the consumer with a tailored, varied workout program over 30-60-90 day intervals.

3. Gear And Apparel

FirstRate Boxing Patented SpeedBag:

History Of First Rate

First Rate speed bag platforms were designed by a former boxer, Jeff Crawford, in conjunction with world-class boxing trainer Freddie Roach. During his training program, Crawford discovered that most speed bag platforms could not stand up to the daily pounding of a boxer’s daily training regimen. After retiring from boxing, he developed a speed bag that is easily adjustable and durable. He and Freddie Roach became partners to further develop the product. First Rate now owns a design patent on the speed bag and offers a lifetime warranty on manufacturing defects. The speed bag has received high praise within the industry.

CrossBox intends to leverage the stature and reputation achieved within the professional fighting community to expand its product offering to include a full line of boxing and MMA equipment, accessories, apparel, and gym training, classes and services.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of November 30, 2013.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of November 30, 2013, that our disclosure controls and procedures were not effective such that the information relating to the Company, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of November 30, 2013, our internal control over financial reporting is not effective based on these criteria.

As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended November 30, 2013.

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

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of Principal Financial Officer, and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSBOX, INC.

Dated: January 21, 2014	By:	/s/ Joe Lopez
Name: Joe Lopez
Chief Executive Officer

Dated: January 21, 2014	By:	/s/ David Walters
Name: David Walters
Secretary and Treasurer

