Form 10-Q
period 2014-02-28
CrossBox, Inc.
filed 2014-05-30
CIK 1493563

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission File Number 000-53337

CROSSBOX, INC.
(Exact Name of Company as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	27-1139744 (I.R.S. Employer Identification No.)

5000 Birch Street, Suite 4800 Newport Beach, California (Address of principal executive offices)	92660 (Zip Code)

(949) 373-7281
(Registrant’s telephone number, including area code)

Go Green Directories, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No ☐

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐     No ☑.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 29, 2014, there were 25,060,000 shares of common stock, par value $0.001, issued and outstanding.

CROSSBOX, INC.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

CROSSBOX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS

	February 28, 2014	May 31, 2013
	(UNAUDITED)
ASSETS
Current Assets:
Cash	$201,623	$100
Inventory	10,787
Total Current Assets	212,410	100

Other Assets - Patent	75,000	–

Total Assets	$287,410	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable	$14,577	$11,092
Advances from Shareholders	–	20,000

Total Current Liabilities	14,577	31,092

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 23,000,000 shares issued and outstanding at February 28, 2014 and 15,100,000 shares issued and outstanding at May 31, 2013	23,000	15,100
Additional paid in capital	1,917,898	45,900
Unearned compensation	(1,413,070)
Accumulated deficit during the development stage	(254,995)	(91,992)

Total Stockholders' Equity (Deficit)	272,833	(30,992)

Total Liabilities and Stockholders' Equity (Deficit)	$287,410	$100

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

CROSSBOX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS
ENDED FEBRUARY 28, 2014 AND 2013
AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)
THROUGH FEBRUARY 28, 2014

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended	From July 29, 2009
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013	(Date of Inception) to February 28, 2014

Revenue:	$–	$–	$–	$–	$–
Total Revenue	–	–	–	–

Operating Expenses:
General & administrative	199,392	2,523	213,003	22,296	304,995

Total Operating Expenses	199,392	2,523	213,003	22,296	304,995

Loss from operations	(199,392)	(2,523)	(213,003)	(22,296)	(304,995)

Other income:
Gain on settlement of debt	50,000		50,000		50,000

NET LOSS	$(149,392)	$(2,523)	$(163,003)	$(22,296)	$(254,995)

Weighted Average Shares
Common Stock Outstanding - Basic and Diluted	19,947,556	15,100,000	16,698,095	15,100,000

Net Loss Per Share
(Basic and Fully Diluted)	$(0.01)	$(0.00)	$(0.01)	$(0.00)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

CROSSBOX, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED FEBRUARY 28, 2014 AND 2013
AND FOR THE PERIOD FROM JULY 29, 2009 (INCEPTION)
THROUGH NOVEMBER 30, 2013
(UNAUDITED)

	For the Nine	For the Nine
	Months ended	Months ended	July 29, 2009
	February 28, 2014	February 28, 2013	(Date of Inception) to February 28, 2014
Operating Activities:
Net Loss	$(163,003)	$(22,296)	$(254,995)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of unearned compensation	61,930		61,930
Gain on settlement of debt	(50,000)	–	(50,000)
Issuance of stock for services rendered	–	–	10,000
Changes in operating assets and liabilities:
Inventory	(10,787)	–	(10,787)
Accounts payable	3,485	4,142	14,577

Net Cash Used in Operating Activities	(158,375)	(18,154)	(229,275)

Investing Activities:	–	–	–

Financing Activities:
Issuance of common stock for cash	629,898	–	680,898
Purchase common shares for the treasury	(300,000)	–	(300,000)
Advances from shareholders	30,000	10,000	50,000
Net Cash Provided by Financing Activities	359,898	10,000	430,898

Net Increase (Decrease) in Cash	201,523	(8,154)	201,623

Cash at Beginning of Period	100	8,299	–

Cash at End of Period	$201,623	$145	$201,623

SUPPLMENTAL DISCLOSURE OF NONCASH INVEESTING AND FINANCING ACTIVITIES:
Issuance of 7,500,000 restricted common shares held as treaury stock in exchange for services	$1,475,000		$1,475,000
Issuance of 2,500,000 restricted common shares held as treasury stock in exchange for patent rights	$75,000		$75,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE CONDENSED FINANCIAL STATEMENTS

CROSSBOX, INC.
AS OF AND FOR THE THREE MONTHS ENDED FEBRUARY 28, 2014
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

CrossBox, Inc. (the “Company” or “we”) was incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc.  We are a development stage company and have not commenced any operations other than initial corporate formation and capitalization, the building of a website, and the development of our business plan.

Subsequent to the Company’s acquisition of the First Rate Boxing assets, management met with consultants and experts within the fitness industry to pursue our strategy of developing business focused around content for the fitness industry. While we received some cursory interest, it has become obvious that the best interests of the shareholders would be best served by actively seeking an alternative business strategy through acquisition or merger.

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements and related notes of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC").  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

INVENTORY

Inventory consisting of boxing apparatuses is stated at the lower of cost or net realizable value, on a first-in, first-out basis.

PATENTS

Patents are amortized over their legal lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of patents may be adjusted.

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

EARNINGS PER SHARE

Basic Earnings per Share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  Basic and diluted EPS are the same for the Company, as of February 28, 2014, as the Company does not have any common share equivalents outstanding.

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

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of February 28, 2014, the Company has recorded a valuation allowance to fully offset the deferred tax asset related to its cumulative net operating losses of $254,995.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Pursuant to an agreement dated January 7, 2014, as amended, the Company repurchased from Brageo Holdings, Inc., as agent for Messrs. Kerster, Hodyno and other original stockholders, an aggregate of 10,000,000 Company shares, for the aggregate sum of $300,000, or $0.03 per share.  The Company granted 7,500,000 of such shares held in our treasury, at a value of $0.03 per share, to members of our management, David Walters (2,500,000), Peter Wells (2,500,000) and Joe Lopez (2,500,000) for services rendered, over a three-year period. These shares are subject to certain time and continued employment restrictions. The restrictions lapse on the earlier of January 7, 2017 or a change of control of the Company.

On January 14, 2014, the Company entered into an assignment agreement with Jeffrey Crawford pursuant to which Mr. Crawford assigned to the Company patent no. 8,371,095 entitled “Speed Bag Apparatus” held by him and his affiliate First Rate Boxing.  Under the terms of the assignment, the Company issued First Rate Boxing 2,500,000 shares of treasury stock, valued at $0.03 per share, paid $10,787 to a creditor in exchange for 23 speed bag apparatuses (recorded as inventory on the balance sheet), and agreed to pay Mr. Crawford a minimum of $4,000 per month.

On January 14, 2014 the Company issued an aggregate of 5,000,000 additional shares of its common stock to each of Messrs. Walters, Wells, Lopez, BDMG, Inc. and First Rate Boxing in equal 1,000,000 share amounts in consideration for services rendered.

During the three months ended February 28, 2014, an aggregate of $725,000 was raised from 11 non-US persons at a price of $0.25 per share, for 2,900,000 shares of the Company common stock.

NOTE 4 – SUBSEQUENT EVENTS

Issuance of Shares

On March 18, 2014 the Company completed the sale of an additional 600,000 shares of its common stock to two new non-US persons and 960,000 shares of its common stock to three existing investors in exchange for cash investments totaling $390,000 or $0.25 per share.  In addition, the Company issued 500,000 additional shares as a finder’s fee to an unaffiliated third party based in London, England.

On March 18, 2014 Peter Wells replaced David Walters as Secretary of the Company.

On April 4, 2014 Joe Lopez submitted his resignation as Chief Executive Officer and Director of the Company.  On April 10, 2014, David Walters was named interim Chief Executive Officer of the Company.

On May 12, 2014, in connection with the Flikdate merger agreement described below, Messrs. Walters and Wells have agreed, upon closing of such merger, to return to the Company for cancellation 2,300,000 of their 5,000,000 Company shares.  In addition, the 5,000,000 shares issued in January 2014 for services to  to each of Messrs. Walters, Wells, Lopez, BDMG, Inc. and First Rate Boxing in equal 1,000,000 share amounts will be cancelled as part of such merger.

Flikdate Merger

On May 12, 2014, FD Acquisition Corp., a newly formed Delaware subsidiary of the Company (“MergerCo”) and the Company entered into an agreement and plan of merger with Flikdate, Inc., a Delaware corporation (“Flikdate”).

In a related transaction, upon consummation of the merger David Walters and Peter Wells have agreed to return to the Company for cancellation, all of the shares of CrossBox Common Stock then owned by them, except for 2,700,000 shares.   As a result Mr. Walters will own 1,350,000 shares of Crossbox Common Stock and Mr. Wells will own 1,350,000 shares of CrossBox Common Stock following completion of the Flikdate merger.

Consummation of the Flikdate merger is subject to completion by the Company of a satisfactory due diligence investigation of Flikdate, completion of audited financial statements of Flikdate as at December 31, 2012 and 2013 and for the two years then ended, and the preparation of a Form 8-K Information Statement disclosing the business, management and risk factors attendant to the Company and its Flikdate subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q of CrossBox, Inc. (referred to herein as “us,  “we” or the “Company”) for the three month period ended February 28, 2014 contains forward-looking statements, principally in this section and in the section herein titled “Business.” Generally, you can identify these statements because they use words like “anticipates,” “believes,” “expects,” “future,” “intends,” “plans” and similar terms. These statements reflect only our current expectations. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy, and actual results may differ materially from those we anticipated due to a number of uncertainties, many of which are unforeseen, including, among others, the risks we face as described in this filing. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report. These forward-looking statements are within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created thereby. To the extent that such statements are not recitations of historical fact, such statements constitute forward-looking statements that, by definition, involve risks and uncertainties. In any forward-looking statement where we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will be accomplished.

We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are unable to predict accurately or over which we have no control. The risk factors listed in our Annual Report on Form 10-K, as well as any cautionary language in our Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Factors that could cause actual results or events to differ materially from those anticipated include but are not limited to: our ability to successfully develop new products; the ability to obtain financing for product development; changes in product strategies; general economic, financial and business conditions; changes in and compliance with governmental healthcare and other regulations; changes in tax laws; and the availability of key management and other personnel.

Overview

On January 7, 2014, the Company underwent a change in control whereby the Company’s existing officers and directors were replaced as follows:

David Walters –Chief Financial Officer, Secretary, Treasurer and member of the Board

Peter Wells – member of the Board

Our former Chief Executive Officer and director, Joe Lopez, resigned as of April 4, 2014.

We are a development stage company.  In May 2014 we abandoned our efforts to engage in the fitness and equipment business and entered into an agreement to acquire Flikdate, Inc., as described above. To date, we have not generated any revenues.

Cash on hand at February 28, 2014, was $201,623 as compared to $100 as of May 31, 2013. Our total current liabilities at February 28, 2014 were $14,577 as compared to $31,092 as at May 31, 2013. The Company issued 5,000,000 shares of its common stock for unearned compensation. Accordinaly, a contra-equity account was set up on the on the Balance Sheet as deferred compensation expense for $1,475,000 (amortized to $1,413,070 as of February 28, 2014).

During our nine month period ended February 28, 2014, the Company was successful in raising the required funding for operations by way of the sale of shares of its common stock.

Our ability to meet our financial liabilities and commitments is primarily dependent upon our ability to raise funds from private placements, and ultimately upon our ability to achieve and maintain profitable operations. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.

The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

On May 12, 2014, we entered into a merger agreement with Flikdate, Inc., as described above. As a result of the anticipated consummation of the acquisition of Flikdate, our entire business operations will be conducted through our Flikdate subsidiary.

We recently went through a change in control and as a result have new officers and directors. Our new corporate offices are located at 5000 Birch Street, Suite 4800, Newport Beach, California and our telephone number is 949-373-7281. We are a Nevada corporation.

Results of Operations

FEBRUARY 28, 2014.

Revenues

Revenues for the period ended February 28, 2014, were $-0-, reflecting our start-up nature. We have not generated any revenues from the date of incorporation.   On May 12, 2014, we entered into a merger agreement with Flikdate, Inc., described above.   As a result of consummation of the acquisition of Flikdate, our entire business operations will be conducted through our Flikdate subsidiary.

General and Administrative Expenses

General and administrative expenses for the three month period ending February 28, 2014, were $199,392, as compared to $2,523 for the comparable period in 2013. General and administrative expenses for the nine month period ending February 28, 2014, were $213,003, as compared to $22,296 for the comparable period in 2013. General and administrative expenses consisted primarily of consulting fees, travel expenses, professional fees and other general and administrative expenses.

Net Loss

Our net loss for the three month period ended February 28, 2014, amounted to $149,392, as compared to $2,523 for the comparable period in 2013.  Our net loss for the nine month period ending February 28, 2014, amounted to $163,003, as compared to $22,296 for the comparable period in 2013.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item. However, we opted to include the following information.

The only financial instruments we hold are cash and cash equivalents. Changes in market interest rates will impact our interest costs.

We currently are billed by the majority of our vendors in U.S. dollars, and we currently bill the majority of our customers in U.S. dollars. However, our financial results could be affected by factors such as changes in foreign currency rates or changes in economic conditions.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act, as of February 28, 2014.

Based on this evaluation, our principal executive officer and principal financial officer concluded as of February 28, 2014, that our disclosure controls and procedures were not effective such that the information relating to the Company, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to management, including our principal executive officer/principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of February 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of February 28, 2014, our internal control over financial reporting is not effective based on these criteria.

As a result of the above adjustments, the Balance Sheets, Statement of Operation and Statement of Cash Flows required adjustment to reflect previously unrecorded transactions that occurred during the period ended February 28, 2014.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not involved in or a party to any legal proceedings.

Item 1A. Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item. However, we did include risk factors in our Annual Report on Form 10-K for the year ended May 31, 2013, as filed with the Commission on September 15, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

On April 30, 2010 the Company issued 4,700,000 shares of our common stock to 43 US persons at a price of $0.01 per share, pursuant to a Form S-1 registration statement declared effective by the SEC (the “Registered Shares”)..

On July 19, 2010 the Company issued 400,000 shares of our common stock to four US individuals (one representing a children’s Trust), at a price of $0.01 per share.

Pursuant to an agreement dated January 7, 2014, as amended, the Company repurchased from Brageo Holdings, Inc., as agent for Messrs. Kerster, Hodyno and other original stockholders, an aggregate of 10,000,000 Company shares, for the aggregate sum of $300,000, or $0.03 per share.  7,500,000 of such shares held in our treasury were then reissued at a value of $0.03 per share, to members of our management, David Walters (2,500,000), Peter Wells (2,500,000) and Joe Lopez (2,500,000) for services rendered.

On January 14, 2014, the Company entered into an assignment agreement with Jeffrey Crawford pursuant to which Mr. Crawford assigned to the Company patent no. 8,371,095 entitled “Speed Bag Apparatus” held by him and his affiliate First Rate Boxing.   Under the terms of the assignment, we issued First Rate Boxing 2,500,000 shares of our common stock, paid $10,787 to a creditor and agreed to pay Mr. Crawford a minimum of $4,000 per month.

On January 14, 2014 the Company issued an aggregate of 5,000,000 additional shares of its common stock to each of Messrs. Walters, Wells, Lopez, BDMG, Inc. and First Rate Boxing in equal 1,000,000 share amounts in consideration for services rendered.  All 5,000,000 shares will be cancelled in connection with the transactions contemplated by the Flikdate merger described in Note 4 SUBSEQUENT EVENTS, above.

In the three months ending February 28, 2014 an aggregate of $725,000 was raised from 11 non-US persons at a price of $0.25 per share, for 2,900,000 shares of the Company common stock.

On March 18, 2014 the Company completed the sale of an additional 600,000 shares of its common stock to two new non-US persons and 960,000 shares of its common stock to three existing investors in exchange for cash investments totaling $390,000 or $0.25 per share.  In addition, the Company issued 500,000 additional shares as a finder’s fee to an unaffiliated third party based in London, England.

Except for the Registered Shares, all of the above shares of common stock are restricted securities and were issued in reliance upon the exemption from registration set forth in Section 4(1) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following Exhibits required by Item 601 of Regulation S-K to be filed herewith are either filed herewith or incorporated by reference to previously filed documents, as indicated.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Filing

10.01	Agreement and Plan of Merger with Flikdate, Inc.	Filed herewith
31.01	Certification of Principal Executive Officer Pursuant to Rule 13a-14	Filed herewith.
31.02	Certification of Principal Financial Officer Pursuant to Rule 13a-14	Filed herewith.
32.01	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith.
32.02	Certification of Principal Financial Officer, and Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CROSSBOX, Inc.

Dated: May 29, 2014		/s/ DAVID WALTERS
	By:	David Walters
Chief Executive Officer, Chief Financial
Officer and a Director

