Form 10-K
period 2014-05-31
FlikMedia, Inc.
filed 2014-09-15
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: May 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-53337

__________________________

FLIKMEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1139744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

77 Hookele Street, Suite 102,

Kahului, Hawaii 96732

(Address of principal executive offices)

(808) 893-2400

(Registrant’s telephone number, including area code)

Indicate by check mark if FlikMedia is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes  No ☒

Indicate by check mark if FlikMedia is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒ ☐ No

Indicate by check mark whether FlikMedia (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that FlikMedia was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether FlikMedia has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that FlikMedia was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether FlikMedia is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of larger accelerated filer,” accelerated filer” and smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether FlikMedia is a shell company (as defined in Rule 12b-2 of the Act).     ☐ Yes  No ☒

The number of shares outstanding of FlikMedia’s common stock at September 15, 2014 was 45,151,287.

DOCUMENTS INCORPORATED BY REFERENCE

None.

INDEX

		Page
		Number
	PART I
ITEM 1.	DESCRIPTION OF THE BUSINESS	3
ITEM 1A.	RISK FACTORS	15
ITEM 1B.	UNRESOLVED STAFF COMMENTS	23
ITEM 2.	DESCRIPTION OF PROPERTY	23
ITEM 3.	LEGAL PROCEDINGS	23

	PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERES AND PURCHASE OF EQUITY SECURITIES	24
ITEM 6.	SELECTED FINANCIAL DATA	25
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESRESULTS OF OPERATIONS	26
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29
ITEM 8.	FINANCIAL STATEMENTS	29
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS	29
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CORPORATE GOVERNANCE	32
ITEM 11.	EXECUTIVE COMPENSATION	35
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	36
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	39
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	41

	PART IV
ITEM 15.	EXHIBITS	41

SIGNATURES		52

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-K that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about FlikMedia’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “we believe,” “management believes” and similar words or phrases. The forward-looking statements are based on management’s current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I

As used in this Form 10-K, unless the context indicates otherwise, the terms “Company,” “we” and “us” refers collectively to FlikMedia, Inc. (formerly, Crossbox, Inc.), a Nevada corporation and its wholly-owned subsidiary, Flikdate, Inc., a Delaware corporaton. All references to “Company Common Stock,” “Crossbox” or “FlikMedia” refers only to FlikMedia, FlikMedia, Inc. (formerly, Crossbox, Inc.) and its Common Stock.

ITEM 1.       DESCRIPTION OF THE BUSINESS

General

FlikMedia was incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc. and changed its name to Crossbox, Inc. on January 15, 2014. On July 7, 2014, in contemplation of its acquisition of Flikdate, Inc., Crossbox changed its name to FlikMedia, Inc.

Recent Developments

Agreement and Plan of Merger

On May 12, 2014, FD Acquisition Corp., a newly formed Delaware subsidiary of the Company (“MergerCo”) and the Company entered into an agreement and plan of merger with Flikdate, Inc., a Delaware corporation (“Flikdate”). Effective as of June 30, 2014, the Company, MergerCo and Flickdate amended and restated in its entirety the agreement and plan of merger (the “Merger Agreement”). On July 25, 2014, the transactions contemplated by the Merger Agreement were consummated and MergerCo was merged with and into Flikdate (the “Merger”), with Flikdate as the surviving corporation of the Merger.

Pursuant to the terms of the Merger Agreement, MergerCo has merged into Flikdate, with Flikdate as the surviving corporation of the Merger. As a result of the Merger, FlikMedia owns 100% of the capital stock of Flikdate. Under the terms of the Merger Agreement, the holders of 100% of the 14,880,674 outstanding shares of common stock of Flikdate, immediately prior to the Effective Date of the Merger (the “Flikdate Stockholders”) were to receive an aggregate of 32,291,287 shares of common stock, $0.001 par value per share, of FlikMedia (the “Company Common Stock”), or such other number of shares of Company Common Stock which shall represent approximately 71.5% of the fully-diluted Company Common Stock as at the closing date of the Merger.

Prior to the effective date of the Merger, as defined in the Merger Agreement (the “Effective Date”), FlikMedia had an authorized capital stock of 75,000,000 shares, divided into 70,000,000 shares of Company Common Stock, par value $0.001 per share, and 5,000,000 shares of preferred stock (“Company Preferred Stock”). Prior to the Merger, an aggregate of 12,860,000 shares of Company Common Stock and no shares of Company Preferred Stock was outstanding. Prior to the closing of the Merger all holdings of Flikdate convertible notes converted such notes into shares of Flikdate common stock. On the closing date of the Merger, the Flikdate Stockholders received an aggregate of 32,291,287 shares of Company Common Stock, representing 71.5% of the fully-diluted shares of Company Common Stock. Accordingly, after the Merger, an aggregate of 45,151,287 shares of Company Common Stock are issued and outstanding on a fully-diluted basis.

Following the execution of the May 12, 2014 agreement and plan of merger, at the request of Flikdate, on May 23, 2014 FlikMedia made a $325,000 loan to an unrelated entity Social Technology Holdings, Inc., evidenced by a 45 day 6% note of the borrower secured by a lien on the assets of the borrower. A third party company agreed to purchase the note from the Company for the principal amount plus accrued interest, in the event that the borrower has not repaid the loan by the maturity date. As at May 31, 2014, the note has not been repaid.

In a related transaction, upon consummation of the Merger David Walters and Peter Wells, the senior executive officers of FlikMedia prior to the Merger, returned to the Company for cancellation, all of the shares of Company Common Stock then owned by them, except for 2,700,000 shares of Company Common Stock. As a result Mr. Walters now owns 1,350,000 shares of Company Common Stock and Mr. Wells now owns 1,350,000 shares of Company Common Stock.

From and after the closing date of the Merger, our sole operations consist of the business and operations of Flikdate, our wholly-owned subsidiary.

The foregoing description of the terms and conditions of the Merger Agreement and the transactions contemplated thereunder that are material to the Company does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is filed as Exhibit 10.1 to the Company Current Report on Form 8-K/A, dated August 12, 2014.

Change of Name. In contemplation of the Merger, on July 7, 2014, and pursuant to Nevada Revised Statute 92A.180, we merged our newly formed Nevada corporate subsidiary, FlikMedia, Inc., with and into Crossbox, Inc. and changed the corporate name of our Company to FlikMedia, Inc.

Cancellation of Shares Previously Issued

In June 2014, FlikMedia returned for cancellation a total of 12,300,000 shares of Company Common Stock that had previously been issued to related parties of the Company.

On the closing date of the Merger, the Flikdate Stockholders received an aggregate of 32,291,287 shares of Company Common Stock, representing 71.5% of the fully-diluted shares of Company Common Stock. Accordingly, after the Merger, an aggregate of 45,151,287 shares of Company Common Stock are issued and outstanding on a fully-diluted basis.

Prior to the Merger, we were a public reporting “shell company,” as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended and the rules and regulations promulgated thereunder (“Exchange Act”). Accordingly, pursuant to the requirements of Item 2.01(f) of Form 8-K, set forth below is the information that would be required if we were filing a general form for registration of securities on Form 10 under the Exchange Act for Company Common Stock, which is the only class of our securities subject to the reporting requirements of Section 13 or Section 15(d) of the Exchange Act upon consummation of the Acquisition.

Appointment of Directors

Immediately after the effective time of the Merger, the current two directors on the Board of Directors of Crossbox, David Walters and Peter Wells tendered their resignations from the Board and Nikola Bicanic, Olivier Chaine and Arben Kryeziu were appointed to the Board.

Appointment of Executive Officers

Immediately after the effective time of the Merger, David Walters, our Interim CEO and Chief Financial Officer, and Peter Wells, our Secretary, tendered their resignations as executive officers of FlikMedia and Nikola Bicanic, Olivier Chaine, Arben Kryeziu and Petra Grimm became the executive officers of the Company (see “Management” elsewhere in this Form 10-K.

Corporate Headquarters

Prior to the Flikdate Merger, our principal executive office was located at 5000 Birch Street, Suite 4800, Newport Beach, California 92660. As a result of the Flikdate Merger, our new principal executive offices will be located at 77 Hookele Street, Suite 102, Kahului, Hawaii 96732 and our main telephone number is 808.893.2400.

Market Overview

As more people meet online and through dating applications, they are also obliterating the stigma once associated with it. In a study conducted by the Pew Research Internet Project 1, researchers found that one in ten Americans have used an online dating site or mobile dating application themselves; and many people now know someone else who uses online dating or who has found a spouse or long-term partner via online dating.

Smartphones have emerged as a fast growing sector of the market, blending multi-media, data and internet access and mobile communications. Additionally, the Company believes that the smartphone market, most of which by definition is media enabled, will be a growth market that will allow carriers to add a variety of revenue streams attached to data and multi-media messaging.

We also believe that as smartphones continue to penetrate the market, demand for video sharing services will grow dramatically. Mobile phone equipment manufacturers continue to offer new phones with additional capabilities, while the mobile phone carriers will need to enhance their 3G and soon 4G networks to allow users to take advantage of these capabilities. Most major manufacturers of mobile phones either already have, or plan to, deliver handsets with video capabilities into the market, often with multiple tiers of devices with unique profiles. Moreover, 7% of smart phone application users (representing 3% of all adults) say they currently have a dating application on their mobile phone. In fact, online daters now spend more time on dating applications than they do on the websites themselves. And, by 2018, it is estimated that more than 80% of the population will own a smart phone – up from 46% in 2012.

1 http://www.pewinternet.org/2013/10/21/online-dating-relationships/)

In 1970, just 28% of American adults were single; today the share is 47%, according to the Census Bureau, which supports an expanding target market for the online dating industry. Management believes that the trend for online dating migrating from desktop and laptop to mobile devices should continue.

While the entire online dating market is competitive, we believe that leaders will continue to emerge based on their brand recognition, number or users in their network, ease of use and financial resources. Additionally, many of these online dating services are free while others charge a use or monthly fee. Others appear to be focused on an advertising based model. At this time, the size of the market is generally thought to be growing and viable.

Competition. The mobile application industry is characterized by rapidly evolving technology and intense competition. Other companies of various sizes engage in activities similar to ours. Many of our competitors have substantially greater financial and other resources available to them. Although we believe that there are approximately a total of 3,900+ online dating sites and mobile applications available to consumers to choose from, management believes the following represent the most serious competition to the Company’s product:

Other competitors include the following:

•	Coffee Meets Bagel: Similar to timed shopping sites, this free application sends one match to each user every day at noon. Users can see that person’s picture and profile and have only 24 hours to decide if they want to go on a date with them or not by clicking “yes” or “pass.”

•	eHarmony Mobile: One of the largest dating sites, eHarmony has provided services in this industry for more than 10 years. Upon downloading the free mobile app, members can complete a relationship questionnaire at no charge, receive a detailed personality profile for free, receive daily matches, send icebreakers, communicate with matches for free during free communication events, and when subscribed, freely communicate with matches. Unlike other dating applications, eHarmony takes into account things like common personality traits, interests, values and beliefs to make its matches.

•	HowAboutWe: With a similar interface to Twitter, How About We offers users the ability to post statuses such as, “How About We...hook up tonight!” Users can message other How About We users by upgrading to one of How About We’s messaging packages. By doing this, users are able to read messages from other users, ask users “out,” and respond when someone is intrigued. Although its subscription based, How About We lets users remain in charge by choosing the type of date they want to go on.

•	Match.com Mobile: Launched in April of 1995, Match.com is one of the largest online dating companies in the world. It is credited for pioneering the online dating industry and now serves 24 countries and territories and hosts Web sites in 15 different languages. Its mobile app, Match.com Mobile, was introduced in 2003 and offers users a profile that can be perused by other users through various search options. Eighty percent of its five million application users are under the age of 35. Searching other users’ profiles is free of charge, however only paying members may email or text each other.

•	OKCupid- Blind Dating App: Launched in 2004 and acquired by Match.com for $50 million in 2010, OKCupid’s free mobile application calculates match percentages using a patent pending algorithm that is based on how users respond to questions, such as “how messy are you?” and “have you ever cheated in a relationship?” The application requires that users reveal a few basic details, including first name, age, whether the user prefers men or women, and a profile picture, which the application will scramble. Next, the application prompts the user to create a date. Alternatively, the user can peruse other scrambled profile pictures and date offers from their matches.

•	PlentyOfFish: Founded in 2003 in Vancouver, PlentyOfFish has over 70 million registered users across the globe and 50,000 new members every day – 70% of its usage takes place solely via its mobile app. While it is free to use, the application offers premium services as part of their upgraded membership, such as seeing when a user profile was viewed, and allowing users to see whether a message has been read and/or deleted.

•	Tinder: Introduced in mid-2012, Tinder uses Facebook profiles to gather users’ basic information and analyzes users’ social graph to match potential candidates that are most likely to be compatible, based on geographical location, number of mutual friends and common interests. Only after two users “like” each other are they free to chat within the app. Users have control over who they want to connect with so that they are not bombarded with messages or approached by people they don’t want to match with. Tinder is anonymous in that it does not post users activity within the application on Facebook or reveal their matches and interactions.

•	Skout: Skout is one of the largest online dating platforms with over five million users using the free app. Skout’s “Meet Me” feature allows users to flip through and see who’s nearby and ready to hook up. Users can see who’s checked them out, send messages and send wink bombs.

Flikdate

Flikdate is a mobile video dating service that has developed a proprietary software application to enable men and women to engage in live video social “dating” interaction from all over the world on their mobile phones. The technology is based on live video chat capabilities where you can see the person you are talking to in real-time video. The social mission of the Company is to assist users in building personal relationships among one another.

We believe that Flikdate addresses a number of limitations encountered by millions of consumers that subscribe to and use online dating services. We believe advances in mobile technology and mobile video, including our proprietary technology and business methods, may empower individuals to connect with one another in appealing new ways through the Flikdate interface using their smartphone. We conclude that online dating should be more casual, more convenient, less time consuming and more fun. We believe that the success of other casual dating services like Tinder support the Company’s conclusions. According to published reports, as of March 2014, Tinder is processing an average of 750 million swipes and 10 million matches per day to the online dating industry.

We believe that the technology behind Flikdate can be used to address a number of other vertical markets and that dating is just the tip of the iceberg.

Competitive Strength. We believe that the Flikdate solution possesses certain advantage over the dating programs of our competitors. These include:

•	Product focus. The Flikdate team is focused on optimizing the user’s product experience. From the very first launch of the application, to subsequent returns with and without prompting. Our holistic approach to user experience design coupled with viewing performance marketing as part of the product cycle – counts as one of our greatest strengths;

•	Patented technology. We believe that flikdate has a broad technology patent covering all aspects of timed video dating;

•	Mobile first and mobile only. Most incumbent dating companies built their businesses (and business models) before the smartphone revolution. However – we are now living in a so-called post-PC world. As such – transitioning these pre-mobile business models into mobile only is an extremely difficult task to pull off. However, with Flikdate, both the user experience and the monetization model was designed from the ground up to leverage touchscreen smartphones;

•	Broad platform. Both major smartphone platforms have dedicated application developer teams. We are in preliminary discussions to explore a partnership to bring Flikdate into the living room also (via Microsoft Xbox) – always focusing on maximizing the amount of people who can use flikdate (but never forgetting to keep it very easy to use).

Products & Services. Flikdate plans for its service to provide users with the following products and services:

•	Flikbank. Flikdate has an in-application currency called “fliks” and a new concept called “digital chivalry”:

o	“Fliks”
▪	It costs one flik to see another person.
▪	Two fliks to get another 90 seconds of chat time, and give fliks to add a person to your datebook. Flikdate has an in-application currency called “fliks”.
▪	Under a new concept called “Digital chivalry”, if a fellow extends an offer of a date to a girl- it costs two fliks- she pays nothing. If he adds a girl to his date list (and she agrees) its costs five fliks.

•	Business: The user can do everything in the application for free- but if they want to engage in a lot of use at the cost of fliks they will be required to buy “fliks.” A user’s flik balance is recharged to 25 fliks each day- for free. However, it costs $1.00 to purchase more than 25 fliks at any point in a day. The revenue model for the Company encompasses one of the following:

o	Premium Model- Using an upfront download fee for the “Fliks” purchased, this is the most straightforward and obvious way to monetize a mobile application.

o	Freemium Model- The application is a free download and contains content for purchase inside the application (aka in-app purchases) or an upgrade option to a premium version.

o	Ad Networks- The application and all its content can be completely free and still generate revenue through advertising.

Platform Solutions: We believe that the Flikdate platform provides the following benefits to members:

•	Easy to get started. In the language of mobile apps – users are usually forced into a very lengthy onboarding process – which requires them to create an account, add photos, add a credit card etc – a very cumbersome process that both scares and confused potential users. We believe flikdate’s unique onboarding process is the industry’s fastest by several orders of magnitude;

•	Fast to use. The whole idea with casual dating applications is to allow the user to dip into and out of the experience as easily as possible. If they wish to flikdate for only 5 minutes while waiting in line at a grocery store – that’s fine. If they wish to stay on there for 3 hours – that’s fine also. The technology is designed to function equally well for both types of users;

•	Authenticity. The most common complaint with traditional online dating is that people look nothing like the pictures. The photos used in profile are often older, photo shopped or professionally-lit – creating a chain of distrust and disappointment for many users. Real-time phone or mobile tablet video is real and nearly impossible to fake. We believe only flikdate’s technology capitalizes on this advantage;

•	Step-by-step interactions. Most dating sites and mobile apps rush directly from browsing and text chatting to the first date or “real-world” meeting. This effectively creates a “Blind Date” situation, which induces high-stress, and has a low probability for success since there were only nominal notions of compatibility before meeting. Flikdate’s technology allows for a smooth transition from image browsing, to text chatting, to video voicemails to real-time video. We believe the Flikdate solution can dramatically increase the interaction between people who are interested in each other, and improve the odds for success;

•	Monetizing our business model. Many dating applications are free – which is not a very sustainable business model. We studied the dynamics of extremely successful online games such as Candy Crush Saga and Clash of Clans - and used their proven “gamification” models to improve our monetization, such as spending credits faster and reloading faster. We believe that this has led to a strong roadmap for the next releases of the flikDate application.

Marketing.

We believe that our next version of flikdate is primed for success. The most important thing for the next phase of growth is customer acquisition (supported by technological stability and continuous technical improvements.). Our strategy for growth includes various different user acquisition channels – all metrics-driven using well-proven direct response marketing techniques.

•	App Store Optimization & Promotions
•	Public Relations & TV coverage. Initial tests show the rapid and sustainable impact of PR - Today show, Steve Harvey show + future outlets;

•	Paid search
•	Youtube / Videos. Creating grass-root style PR videos directly and indirectly through audience outreach drives download and engagement;
•	In-App Mobile Ad Networks, which currently provides lower performance due to small form factors, but rapidly gaining
•	Affiliate Networks. Includes dating networks to meetups to other sites with similar target audiences - provides a fixed customer acquisition cost at scale
•	Partnerships. After we have enhanced our user base over the next two to three years, we will seek to leverage selectively the existing incumbents in the online dating space for database customer acquisition and growth. This includes revenue share deals, affiliate traffic deals and possibly joint ventures (if correctly structured)

We intend to focus our social marketing tactics to ensure that Flikdate is ranked high in the mobile dating application market so that it can be organically discovered; to fuel and optimize opportunities to generate users; and to effectively target and effectively speak to the broad demographic universe of users that we believe will greatly enjoy Flikdate. In addition, Flikdate plans for these services to allow its customers to interact with a variety of other social media platforms through the Internet, such as Facebook and Twitter. We intend to create a multi-channel online presence capable of optimizing the viral nature of social marketing to promote Flikdate and attract new users. Our marketing strategy includes:

•	Targeting Twitter users;
•	Using social video outlets to showcase information animated video we have created to describe the Flikdate experience;
•	Creating a basic Tumblr or like blog;
•	Using Facebook through the creation of a Facebook page where we can actively engage our user and drive downloads of the Flikdate app;
•	Creating engagement mechanisms for our Flikdate application to reconnect with consumers and remind them of Flikdate’s presence on their device; and
•	Staging events that will generate human interest buzz for our product.

We intend to lend ongoing online support to all of our marketing efforts through Google keyword search optimization and banner advertisement placement. And as social media continues to evolve, we intend to adopt emerging new social channels and technologies that demonstrate capabilities to further enhance and extend our efforts in the most cost efficient manner possible.

Revenues.

General. We intend to generate revenue from the Flikdate Patent technology which bills users per duration of each video session. We have no revenues to date and will require additional working capital to implement a marketing strategy for our Flikdate application, which will include application store promotions, YouTube and other video sites, strategic partnerships with other dating networks such as Match.com, and eHarmony to allow their subscribers to communicate by mobile phone

Intellectual Property & Technology.

Patents. Flikdate is developing unique intellectual property for its service. The centerpiece of the Flikdate technology is a utility patent (#8,786,662) granted by the United States Patent and Trademark Office (“USPTO”) on July 22, 2014 (the “Flikdate Patent”) that seeks to protect a method of successive real-time interactive video sessions.

The Flikdate Patent seeks to protect a process of displaying successive real-time interactive video sessions. Its claims provide in relevant part:

“A method for initiating continuous succession of multiple real time interactive video sessions of a predetermined duration between two users among multiple users logged on to a server through a network. The method includes matching of a set of predetermined characteristics of a first user with a set of predetermined characteristics of other users, and identifying an appropriate second user for the first user to interact with. On identifying the second user, a real time interactive session of predetermined duration is initiated between the two users and the user accounts of the two users are debited by a predetermined amount of virtual currency. On identifying a swiping operation on the display screen in a predetermined manner, by any of the first and the second users, the method automatically terminates the current video session, and initiates a next video session for that user.”

The Flikdate Patent technology, in general, creates a process by which the technology seeks to: (1) identify a certain set of predetermined characteristics among a large group of active users, followed by a selection and pairing of two users based on matching predetermined characteristics; (2) initiate a real time interactive video session for a predetermined duration as between the two selected matches; (3) conduct a video sensor interpretation of certain predetermined gestures that shall have the effect of, (a) terminating, (b) transitioning to a new video pairing of users or (c) extending the current video session; (4) display a virtual currency indicator bar on the video transmission, which shall be continuously updated to reflect a user’s currently available funds.

Trademarks. Flikdate has filed and received approval for trademarks on its company name and its FlikdateTM. There can be no assurance that Flikdate will receive trademark protection on any future applications.

Regulation

We will be subject to various federal, state and local laws that govern the conduct of its business, including state and local regulations. We do not anticipate at this time that the costs of complying with any such regulations will have a material effect on its business or financial condition.

As part of our business, we will receive, transmit and store a large volume of personal information and other user data (including credit card data) in connection with the provision of online products and services, transactions with users and customers and advertising on our websites. The sharing, use, disclosure and protection of this information are determined by the respective privacy and data security policy of our business. These policies are, in turn, subject to federal, state and foreign laws and regulations, as well as evolving industry standards and practices, regarding privacy and the storing, sharing, use, disclosure and protection of personal information and user data (for example, various state regulations concerning minimum data security standards, industry self-regulating principles that become standard practice and more stringent contractual protections regarding privacy and data security (and related compliance obligations)).

In addition, if an online service provider fails to comply with its privacy policy, it could become subject to an investigation and proceeding for unfair or deceptive practices brought by the U.S. Federal Trade Commission under the Federal Trade Commission Act (and/or brought by a state attorney general pursuant to a similar state law), as well as a private lawsuit under various U.S. federal and state laws. In general, personal information is increasingly subject to legislation and regulation in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction.

U.S. legislators and regulators may enact new laws and regulations regarding privacy and data security. In February 2012, the White House released a proposed Consumer Privacy Bill of Rights, which is intended to serve as a framework for new privacy legislation. In March 2012, the U.S. Federal Trade Commission released a staff report making recommendations for businesses and policy makers in the area of consumer privacy. Similarly, new privacy laws and regulations at the state level, as well as new laws and directives abroad (particularly in Europe), are being proposed and implemented. For example, new legislation in the state of California that became effective on January 1, 2014 requires companies that collect personal information to disclose how they respond to web browser “Do Not Track” signals. In addition, existing privacy laws that were intended for brick-and-mortar businesses could be interpreted in a manner that would extend their reach to our business.

We are subject to the following regulations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable securities laws, rules and regulations promulgated under the Exchange Act by the SEC.  Compliance with these requirements of the Exchange Act will also substantially increase our legal and accounting costs.

We are subject to the reporting requirements of Section 13 of the Exchange Act, and subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the informational requirements of Regulation S-K.

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the SEC regarding proxy solicitations, as outlined in Regulation 14A.  Matters submitted to stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A (where proxies are solicited) or 14C (where consents in writing to the action have already been received or anticipated to be received) of Regulation 14, as applicable; and preliminary copies of this information must be submitted to the SEC at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are also required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.  The cost to develop, document and implement the internal control and disclosure procedures required under the Sarbanes/Oxley Act cost the Company approximately $3,000.

Employees

After giving effect to the Merger, we currently have 10 employees, of which three employees are executive officers, and the remaining employees are involved in technical support, sales and marketing and clerical and administrative duties. None of our employees are represented by a labor organization. We have entered into non-disclosure agreements with our key technicians and certain other employees. We consider our relationship with our employees to be good.

ITEM 1A. RISK FACTORS

The following list describes several risk factors related to the Company:

General Risk Factors

The following risk and uncertainties may have a material adverse effect on our business, financial condition or results of operation. Investors should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones we face. Additional risks not presently known to us or that we currently believe are immaterial may also significantly impair our business operations. Our business could be harmed by any of these risks. If any of the following events occur, the trading price of our common stock could decline and investors may lose all or part of their investment.

Cautionary Statement Regarding Forward-Looking Statements

This Strategic Plan of the Company, (the Plan”) contains forward-looking statements relating to events anticipated to happen in the future.  We base these forward-looking statements on the beliefs of our management, as well as assumptions made by and information currently available to our management.  Forward-looking statements also may be included in other written and oral statements made or released by us.  You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts.  The words "believe," "anticipate," "intend," "expect," "estimate," "project" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but they do not predict or assure any future occurrence and may turn out to be wrong.  Forward-looking statements are subject to both known and unknown risks and uncertainties and are affected by inaccurate assumptions that we might have made or may make in the future.  Consequently, we cannot guarantee any forward-looking statement.  Actual future results may vary materially.  We do not undertake any obligation to update publicly any forward-looking statements to reflect new information or future events or occurrences.  These statements reflect our current views with respect to future events and are subject to risks and uncertainties about us, including, among other things:

•	Our ability to market our products successfully to subscribers and content owners;

•	Our ability to retain initial approvals and obtain final approvals to design products for major US carriers of our products;

•	The possibility of unforeseen capital expenditures and other upfront investments required to deploy our technologies or to implement our business initiatives;

•	Our ability to access markets and finance product development and operation;

•	Consumer acceptance of our price plans and bundled offerings, if any;

•	Additions or departures of key personnel;

•	Competition, including the introduction of new products or services by our competitors;

•	Existing and future laws or regulations affecting our business and our ability to comply with these laws or regulations;

•	Our reliance on the systems and provisioning processes of third party vendors;

•	Technological innovations;

•	The outcome of legal and regulatory proceedings;

•	General economic and business conditions, both nationally and in the regions in which we operate; and

•	Other factors described in this document, including those described in more detail below.

We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this document.

Risks Relating to Our Business and Industry

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

FlikMedia was incorporated in Nevada in July 2009 under the name Go Green Directories, Inc., changed its name to Crossbox, Inc. on January 15, 2014 and changed its name to FlikMedia, Inc. on July 7, 2014. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. We cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

 We have incurred and expect to continue to incur additional losses.

FlikMedia has incurred accumulated net losses of $712,305 from the date of inception (July 29, 2009) to May 31, 2014. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our business prospects are difficult to predict because of our extremely limited operating history, early stage of development, unproven business strategy and unproven product. We face numerous risks and uncertainties in the competitive markets. In particular, we have not proven that we can:

•	develop our product and service offering in a manner that enables us to be profitable and meet our customers’ requirements;
•	raise sufficient capital in the public and/or private markets; or
•	respond effectively to competitive pressures.

If we are unable to accomplish these goals, our business is unlikely to succeed and you should consider our prospects in light of these risks, challenges and uncertainties.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We have received essentially no revenues from operations and have limited assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating. We may be unable to convince sufficient organizations to continue with us and as a result operate on a profitable basis. Potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Due to the lack of positive earnings, we will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be significant. We anticipate requiring additional funds in order to significantly expand our operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable.

If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

If we are unable to establish sales and marketing capabilities we may not be able to generate sales and product revenue.

In order to achieve our strategic goals and generate meaningful profits, we will need to expand our capabilities for the sales, marketing and distribution of our products and services. In addition to hiring additional sales and marketing personnel, we need to develop and maintain strategic relationships with third parties in order for them to market our products and services to schools and other their end users. We expect to face severe competition in this effort to establish strategic relationships from other companies vying for the same type of relationships. Some of these competitors may have a competitive advantage over us due to their size, reputation, relative financial stability or longer operating history. If we are unable to establish such relationships on terms that are favorable to us, or at all, we may not be able to penetrate the market on a scale required to become viable or profitable.

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

Our future success is dependent, in part, on the performance and continued service of our officers and directors. Without the continuance of key employees of the Company, we may be forced to interrupt or eventually cease operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of officers and directors of the Company, deemed Key Employees. The loss of their services could have a material adverse effect on our business, financial condition or results of operation.

Our success depends upon our ability to attract and hire key personnel. Our inability to hire qualified individuals will negatively affect our business, and we will not be able to implement or expand our business plan.

Our business is greatly dependent on our ability to attract key personnel. We will need to attract, develop, motivate and retain highly skilled technical employees. Competition for qualified personnel is intense and we may not be able to hire or retain qualified personnel. If we are unable to retain such employees, we will not be able to implement or expand our business plan.

As an internet dating company, we are in an intensely competitive industry and any failure to timely implement our business plan could diminish or suspend our development and possibly cease our operations.

The online dating industry is highly competitive, and has few barriers to entry. We can provide no assurance that additional competitors will not enter into the online dating industry. There are numerous other online dating companies that currently offer similar services that have established user bases that are significantly larger than ours, and that have access to greater capital. If we are unable to efficiently and effectively institute our business plan as a result of intense competition or a saturated market, we may not be able to continue the development and enhancement of our web site and become profitable.

If we are unable to establish a large user base we may have difficulty attracting advertisers to our web site, which will hinder our ability to generate advertising revenues, which may affect our ability to expand our business operations and our user base.

An integral part of our business plan and marketing strategy requires us to establish a large user base. We will only be able to attract additional advertisers to our web site and possibly begin to generate significant advertising revenues if we can obtain a large enough user base. The number of users necessary to attract advertisers will be determined though discussions with the potential advertisers and their input as to whether we can obtain revenues from advertisements based upon the total members at that time. If for any reason our web site is ineffective at attracting consumers or if we are unable to continue to develop and update our web site to keep consumers satisfied with our service, our user base may decrease and our ability to generate advertising revenues may decline.

We may in the future be subject to intellectual property infringement claims, which are costly to defend, could result in significant damages awards, and could limit our ability to provide certain content or use certain technologies in the future.

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

To be successful, we must establish and strengthen the brand awareness of the Flikdate brand. We believe that maintaining and enhancing our brand recognition is an important aspect of our efforts to attract and expand our user and advertiser base. We also believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the Internet market. We may not be able to successfully maintain or enhance consumer awareness of our brands and, even if we are successful in our branding efforts, these efforts may not be cost-effective. If we are unable to maintain or enhance customer awareness of our brands in a cost-effective manner, our business, operating results and financial condition could be harmed.

In order to implement our business plan, we will need our users to pay fees for our services, although we currently allow our customers to utilize our services for free. If our users are not willing to pay for these services, we will be forced to suspend and eventually to cease our business activities.

We do not currently charge our members to utilize our services. However, there is an incentive for members to pay for greater continued access to the Flikdate application. Eventually, in order to implement our business plan, we will require our users to pay monthly fees for the use of our services. We cannot guarantee that either our current users or prospective users will be willing to pay for our services. If we are unable to generate sufficient revenues from our user fees, we will be forced to suspend and possible cease all operations.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The internet and the online commerce industry are characterized by rapid technological change that could render our existing web site obsolete. The development of our web site entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our web site to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

Adverse changes in general economic or political conditions in any of the countries in which we do business or intend to launch our products could adversely affect our operating results.

If we grow our business to customers located in the United States as well as customers located outside of the United States as we intend, we expect to become subject to the risks arising from adverse changes in domestic economic and political conditions. For example, the direction and relative strength of the United States economy remains uncertain and has and may in the future adversely affect the disposable income of households as it relates to the amount of money spent by each individual on entertainment, such as dating websites. In addition, difficulties in the financial services sector and credit markets and continuing geopolitical uncertainties may adversely affect our ability to access capital. This could result in a reduction in sales of our service or in a reduction in the growth of our product service revenues. Any of these events would likely harm investors view of our business, our results of operations and financial condition.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations.

We will incur significant increased costs as a public company and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur if we were a private company. SEC rules and regulations impose heightened requirements on public companies, including requiring changes in corporate governance practices. Our management and other personnel will devote a substantial amount of time to these compliance initiatives. We may also need to hire additional finance and administrative personnel to support our compliance requirements. Moreover, these rules and regulations will increase our legal and financial costs and make some activities more time-consuming.

In addition, as described above, we will be required to maintain effective internal controls over financial reporting and disclosure controls and procedures pursuant to the Sarbanes-Oxley Act. Our testing, and the subsequent testing by our independent registered public accounting firm, may reveal deficiencies or material weaknesses in our internal controls over financial reporting. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management effort. We currently do not have an internal audit group and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies or material weaknesses in our internal controls over financial reporting, the market price of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

We are subject to SEC reporting requirements and we do not have significant SEC reporting experience.

We currently do not have a clear process, schedule, segregation of duties or review with respect to the SEC reporting process. In addition, we do not have significant experience with or knowledge about the Sarbanes-Oxley Act. The Company is committed to remedying this deficiency and weakness and plans to implement certain remedial measures, including hiring a comptroller or other finance personnel with SEC reporting experience, providing additional training to our accounting personnel on the requirements of SEC reporting requirements to increase their familiarity with those standards, and reassessing our existing finance and accounting policies and procedures.

Risk Relating to Our Common Stock.

There is presently no market for Company Common Stock. Any failure to develop or maintain a trading market could negatively affect the value of our shares and make it difficult or impossible for you to sell your shares.

Prior to this offering, there has been no public market for Company Common Stock and a public market for Company Common Stock may not develop upon completion of this offering. While we will attempt to have Company Common Stock quoted on the OTCBB we will have to seek market-makers to provide quotations for the common stock and it is possible that no market-maker will want to provide such quotations. Failure to develop or maintain an active trading market could negatively affect the value of our shares and make it difficult for you to sell your shares or recover any part of your investment in us. Even if a market for Company Common Stock does develop, the market price of Company Common Stock may be highly volatile. In addition to the uncertainties relating to our future operating performance and the profitability of our operations, factors such as variations in our interim financial results, or various, as yet unpredictable factors, many of which are beyond our control, may have a negative effect on the market price of Company Common Stock.

Even if Company Common Stock is quoted on the OTCBB under a symbol, that service provides a limited trading market. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for Company Common Stock, the ability of holders of Company Common Stock to sell Company Common Stock, or the prices at which holders may be able to sell Company Common Stock.

Our stock is listed on the OTCBB; however, if we fail to remain current on our reporting requirements, we could be removed from the OTCBB which would limited the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Our stock is categorized as a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations which may limit a shareholder’s ability to buy and sell our stock.

Our stock is categorized as a “penny stock”. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of Company Common Stock.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy Company Common Stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

We expect to experience volatility in our stock price, which could negatively affect shareholders’ investments.

The market price for shares of Company Common Stock may be volatile and may fluctuate based upon a number of factors, including, without limitation, business performance, news announcements or changes in general market conditions.

To date, we have not paid any cash dividends and no cash dividends will be paid in the foreseeable future.

We do not anticipate paying cash dividends on Company Common Stock in the foreseeable future and we may not have sufficient funds legally available to pay dividends. Even if the funds are legally available for distribution, we may nevertheless decide not to pay any dividends. We presently intend to retain all earnings for our operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	DESCRIPTION OF PROPERTY

Prior to the Flikdate Merger, our principal executive office was located at 5000 Birch Street, Suite 4800, Newport Beach, California 92660. As a result of the Flikdate Merger, our new principal executive offices will be located at 77 Hookele Street, Suite 102, Kahului, Hawaii 96732 and our main telephone number is 808.893.2400.

ITEM 3.	LEGAL PROCEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable to our operations.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASE OF EQUITY SECURITIES

 Market Information

Although Company Common Stock was listed on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “CBXX,” and is now listed under the symbol “FLKM”, there is no established public market for shares of Company Common Stock.

Stockholders

Prior to the Merger transaction with Flikdate, there were approximately 20 shareholders of record of Company Common Stock based upon the shareholders’ listing provided by our transfer agent. As a result of the Flikdate Merger, there are now a total of approximately 45 shareholders of record of Company Common Stock. Our transfer agent is Interwest Transfer Co., Inc. The transfer agent’s address is 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 and its phone number is (801) 272-9294.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying cash dividends to shareholders in the foreseeable future.

 Securities Authorized for Issuance Under Equity Compensation Plans.

No former director, officer or employee of the Company received compensation during the last fiscal year.

Recent Sales of Unregistered Securities

Pursuant to an agreement dated January 7, 2014, as amended, FlikMedia repurchased from Brageo Holdings, Inc., as agent for Messrs. Kerster, Hodyno and other original stockholders, an aggregate of 10,000,000 Company shares, for the aggregate sum of $300,000, or $0.03 per share. 7,500,000 of such shares held in our treasury were then reissued at a value of $0.03 per share, to members of our management, David Walters (2,500,000), Peter Wells (2,500,000) and Joe Lopez (2,500,000) for services rendered.

On January 14, 2014, FlikMedia entered into an assignment agreement with Jeffrey Crawford pursuant to which Mr. Crawford assigned to FlikMedia patent no. 8,371,095 entitled “Speed Bag Apparatus” held by him and his affiliate First Rate Boxing. Under the terms of the assignment, we issued First Rate Boxing 2,500,000 shares of Company Common Stock, paid $10,787 to a creditor and agreed to pay Mr. Crawford a minimum of $4,000 per month. In July 2014, under a proposed settlement agreement, the Company issued 100,000 shares to Crawford and canceled all previous shares recorded as issued to First Rate Boxing.

On January 14, 2014 FlikMedia issued an aggregate of 5,000,000 additional shares of its common stock to each of Messrs. Walters, Wells, Lopez, BDMG, Inc. and First Rate Boxing in equal 1,000,000 share amounts in consideration for services to be rendered. All 5,000,000 shares were cancelled in connection with the transactions contemplated by the Flikdate Merger.

In the three months ending February 28, 2014 an aggregate of $725,000 was raised from 11 non-US persons at a price of $0.25 per share, for 2,900,000 shares of the Company common stock.

On March 18, 2014 FlikMedia completed the sale of an additional 600,000 shares of its common stock to two new non-US persons and 960,000 shares of its common stock to three existing investors in exchange for cash investments totaling $390,000 or $0.25 per share. In addition, FlikMedia issued 500,000 additional shares as a finder’s fee to an unaffiliated third party.

Except for the Registered Shares, all of the above shares of common stock are restricted securities and were issued in reliance upon the exemption from registration set forth in Section 4(1) of the Securities Act of 1933, as amended.

On the Effective Date of the Flikdate Merger and in exchange for the transfer of 100% of the outstanding Flikdate, Inc., common stock to FlikMedia, FlikMedia issued to the holders of Flikdate, Inc., common stock immediately prior to the effective date of the Merger, an aggregate of 32,291,287 fully-diluted shares of Company Common Stock representing approximately 71.5% percent of the total number of shares of Company Common Stock issued and outstanding immediately following the effective time of the Merger on a fully-diluted basis. As a result of the Merger, the holders of Company Common Stock, immediately prior to the effective date of the Merger, now own, collectively, approximately 28.5% of the fully-diluted outstanding shares of Company Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the year ended May 31, 2014 to the same period in fiscal year ended May 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

To date, the Company has had very limited revenues and suffers from a severe working capital shortage and is actively seeking additional financing to provide it with the financial resources to market and commercialize its system and services both domestically and internationally. There can be no assurance that the Company will be successful in raising additional capital on terms attractive to it and its shareholders, if at all. Even if such capital becomes available, there can be no assurance that the Company will achieve commercial success with its products and services.

Results of Operations

Year Ended May 31, 2014 as Compared to Year Ended May 31, 2013

Revenues, Cost of Revenues and Gross Loss

Revenues for the years ended May 31, 2014 and May 31, 2013 were $0, reflecting our development stage of operations.

General and Administrative Expense

General and Administrative Expenses for the year ended May 31, 2014 increased to $537,403 for the same period in 2014, compared to $24,890 in 2013. The primary reason for the increase was the Company’s pursuit of our strategy of developing business focused around content for the fitness industry. Additionally, the Company recorded impairment losses on inventory and patent of $10,787 and $72,123, respectively, as of May 31, 2014 (no similar amounts for the year ended May 31, 2013). These impairment losses are due to the Company’s change in its business operations.

Loss from Operations

As a result of the foregoing factors we had a loss from operations of $620,313 for the year ended May 31, 2014, compared to an operating loss of $24,890 for the same period in 2013.

Net Loss

From inception to May 31, 2014, the Company has incurred net losses of $712,305.

Liquidity and Capital Resources

On May 23, 2014, the Company made a $325,000 loan to Social Technology Holdings, Inc., evidenced by a 45 day 6% note of the borrower secured by a lien on the assets of the borrower. A third party company agreed to purchase the note from the Company for the principal amount plus accrued interest, in the event that the borrower has not repaid the loan by the maturity date. The maturity date of the loan was subsequently extended by mutual agreement of the parties to November 15, 2014

In order to achieve its business goals and marketing strategy, the Company will be required to raise significant additional capital. There can be no assurance that the Company will be able to raise any additional capital, or otherwise raise capital on terms that are acceptable to the Company and beneficial to its stockholders

Financing Activities

Pursuant to an agreement dated January 7, 2014, as amended, FlikMedia repurchased from Brageo Holdings, Inc., as agent for Messrs. Kerster, Hodyno and other original stockholders, an aggregate of 10,000,000 Company shares, for the aggregate sum of $300,000, or $0.03 per share. 7,500,000 of such shares held in our treasury were then reissued at a value of $0.03 per share, to members of our management, David Walters (2,500,000), Peter Wells (2,500,000) and Joe Lopez (2,500,000) for services rendered.

On January 14, 2014, FlikMedia entered into an assignment agreement with Jeffrey Crawford pursuant to which Mr. Crawford assigned to FlikMedia patent no. 8,371,095 entitled “Speed Bag Apparatus” held by him and his affiliate First Rate Boxing. Under the terms of the assignment, we issued First Rate Boxing 2,500,000 shares of Company Common Stock, paid $10,787 to a creditor and agreed to pay Mr. Crawford a minimum of $4,000 per month.

On January 14, 2014 FlikMedia issued an aggregate of 5,000,000 additional shares of its common stock to each of Messrs. Walters, Wells, Lopez, BDMG, Inc. and First Rate Boxing in equal 1,000,000 share amounts in consideration for services to be rendered. All 5,000,000 shares were cancelled in connection with the transactions contemplated by the Flikdate Merger.

In the three months ending February 28, 2014 an aggregate of $725,000 was raised from 11 non-US persons at a price of $0.25 per share, for 2,900,000 shares of the Company common stock.

On March 18, 2014 FlikMedia completed the sale of an additional 600,000 shares of its common stock to two new non-US persons and 960,000 shares of its common stock to three existing investors in exchange for cash investments totaling $390,000 or $0.25 per share. In addition, FlikMedia issued 500,000 additional shares as a finder’s fee to an unaffiliated third party based in London, England.

Except for the Registered Shares, all of the above shares of common stock are restricted securities and were issued in reliance upon the exemption from registration set forth in Section 4(1) of the Securities Act of 1933, as amended.

On the Effective Date of the Merger and in exchange for the transfer of 100% of the outstanding Flikdate, Inc., common stock to FlikMedia, FlikMedia issued to the holders of Flikdate, Inc., common stock immediately prior to the effective date of the Merger and the holder of any outstanding Flikdate notes (exchanged for Company convertible notes in the Merger) , an aggregate of 32,291,287 fully-diluted shares of Company Common Stock representing approximately 71.5% percent of the total number of shares of Company Common Stock to be issued and outstanding immediately following the effective time of the Merger on a fully-diluted basis. As a result of the Merger, the holders of Company Common Stock, immediately prior to the effective date of the Merger, will own, collectively, approximately 28.5% of the fully-diluted outstanding shares of Company Common Stock.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we re-evaluate our estimates and judgments.

Cash

Cash and cash equivalents include short-term, highly liquid investments with maturities of less than three months when acquired.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at May 31, 2014 and 2013.

Accounting Pronouncements Recently Adopted

Recently Issued or Newly Adopted Accounting Standards

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of May 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 8.	FINANCIAL STATEMENTS

The financial statements are included as a separate section following the signature page to the Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTINGS ON ACCOUNTING AND FINANCIAL MATTERS.

None.

Evaluation of Disclosure Controls and Procedures.

It is management's responsibility to establish and maintain adequate internal control over all financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"). Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of May 31, 2014. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of May 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of May 31, 2014, our internal control over financial reporting was not effective.

Based on its evaluation, the Company's Chief Executive Officer and Chief Financial Officer identified major deficiencies that existed in the design or operation of our internal control over financial reporting that it considers to be a material weakness”. The Public Company Accounting Oversight Board has defined a material weakness as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  These material weaknesses identified include the following:

•	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

•	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions. The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this lack of segregation of duties.

•	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTIORS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The Board of Directors is comprised of only one class. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among our directors and executive officers. Provided below are brief descriptions of the business experience of each director during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

During the past 10 years, none of our directors has been involved in any of the following types of legal proceedings: (a) any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity; (b) any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws or regulations, or any settlement to such actions; or (c) any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

As at May 31, 2014:

As at May 31, 2014, prior to consummation of the Flikdate Merger, the following persons were the executive officers and directors of FlikMedia.

Name	Position	Year Became a Director	Age
David Walters	Director and Interim Chief Executive Officer	2014	52
Peter Wells	Director and Secretary	2014	32

As set forth in the Merger Agreement, upon consummation of the Flikdate Merger, Messrs. Walters and Wells resigned as executive officers and directors of FlikMedia and the individuals named below and designated by Flikdate (the “Flikdate Designees”) became the executive officers and members of the board of directors of the Company and Flikdate (each the “Board of Directors”).

Current Management

Executive Officers and Directors.

The following table sets forth certain information for each executive officer (the “New Executive Officers”) and director of the Company after the Effective Date of the Merger.

Name	Age	Position

Nikola Bicanic	40	Chief Executive Officer and Director

Olivier Chaine	41	Chief Operating Officer, Chief Marketing Officer and Director

Petra Grimm	48	Chief Financial Officer and Director

Arben Kryeziu	36	Chief Technology Officer

The terms of the Board of Directors will expire at the next annual meeting of stockholders. Our officers are elected by the Board of Directors and hold office at the will of the Board.

 Background Experience of Current Directors and Executive Officers

Nikola Bicanic. Mr. Bicanic has been the chief executive officer of Flikdate since its inception in 2012. He is an inventor and entrepreneur with one issued US patent on which he is a co-inventor. His commercial experience has focused in the start-up and capital formation functions of technology based businesses. From 2009 to 2012 he was CEO and co-founder of EchoEcho, a location based technology funded principally by Google Ventures and ProFounders Capital. Prior thereto, he operated and successfully sold DeltaBravo Limited, an e-commerce solutions agency which launched the e-commerce arm of European retail giant Arcadia Group. A serial entrepreneur, Mr. Bicanic has been an investor in and advisor to many technology startups. He is also a co-founder and investment committee member of mBloom Fund I LP, a venture and business startup fund based in Hawaii and funded by the Hawaii government together with private investors in a private-public investment partnership.

Mr. Bicanic has also invested in and produced several long and short form film based projects, and has won 4 LEO awards for a documentary about Private Military Companies entitled “Shadow Company.” He has frequently appeared on television for his startup businesses, including on networks ABC, CBS, NBC, as well as testifying for the US Senate as an expert witness in the use of mercenaries in warfare. Born and raised in Croatia, Mr. Bicanic attended Cambridge University and earned an MA in Chemistry.

Olivier Chaine - An industry veteran with over a decade of expertise in interactive marketing and technology, Mr. Chaine has worked with some of the world's most recognized brands, including Fox Sports, Microsoft, Hewlett Packard and Blue Shield among others. From 2003 to 2006, Mr. Chaine founded and led a highly successful online marketing agency, The Marketing Architects. In 2003, he was recruited as the Interim Chief Technology Officer of StrongMail Systems, for which he established business processes, launched its v1 platform in beta as well as helped to secure its first round of funding from Evercore and Sequoia Capital, the venture capitalists behind Google, Yahoo!, Cisco and Apple. During the three years between 2000 and 2003, Mr. Chaine served as the Vice President of Technology and Web Operations for the original team at LowerMyBills.com, which was acquired by Experian for over $400 million. Between 1997 and 2000, Mr. Chaine was employed at USWeb/CKS, the world's leading interactive professional services firm with over 70 global offices. As Senior Director of Business Strategy and Technology, he oversaw more than 20 projects for clients, including Time Warner, Kaiser Permanente and LAVote.net, the first real-time online election reporting system. He began his career as an aerospace engineer, working first for Lockheed Flight Systems on a gesture recognition program for combat helicopter pilots and later for Northrop Grumman on a GPS-guided parafoil delivery system. He is also a regular speaker on online marketing, optimization and behavioral targeting at industry events across the nation. Mr. Chaine earned his BS in Engineering from Harvey Mudd College in Claremont, CA and remains an active alumni Member, frequently speaking to students on entrepreneurship

Petra Grimm. An accountant with over 20 years of experience, Ms. Grimm has been associated with Flikdate since inception. She manages the company's accounting and human resources, as well as overseeing all the financial operations. For more than the past five years, she has been the Chief Financial Officer of Bump Networks Ltd., a software and technology consulting firm located in Hawaii that is owned by Arben Kryeziu. Ms. Grimm has a degree from the University of Ulm, Germany.

Arben Kryeziu, Mr. Kryeziu is the co-founder, CEO and Chairman of Code Rebel Inc. a software technology company and since 2001 has been the principal owner of BumpNetworks Ltd., a technology consulting company. He also currently holds the following positions: General Partner of mbloom Partners, a general partner of Hawaiian venture funds (since 2013) and founder of Ozolio LLC (since 2012). Mr. Kryeziu was previously Senior VP Engineering of Echoecho Media Inc from 2011 to 2012, and CTO of Paradise Television Network from 2002 to 2005. Mr. Kryeziu was raised in Germany, and is a dual US and German citizen. He holds four issued US patents in the field of media data processing. He received a BS degree in logistics from Berufsakademie Stuttgart in 1999, and a BS in computer science from Fachhochschule Darmstadt in 2000.

FlikMedia intends to seek to source and offer seats on its board of directors to at least two additional persons experienced in technology and financial matters who are not executive officers and who may be deemed to be “independent” directors.

Board Independence

The OTC Bulletin Board, on which the Company's common stock is currently traded, does not have a requirement that a majority of the Board of Directors be independent or separate independence determination requirements. However, the Company's uses Nasdaq's definition of “independent” to determine if a director is independent, along with other applicable independence standards under SEC guidelines, as determined by the Board. The Board of Directors will also consult with counsel to ensure that the Boards of Directors’ determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors, including those adopted under the Sarbanes-Oxley Act of 2002.  The Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment.  At the present time none of our directors are “independent” as that term is defined by Nasdaq Rule 4200(a)(15)..

Board Meeting Committees

Our Board of Directors held no formal meetings during the 12-month period ended December 31, 2013. All proceedings of the Board of Directors were conducted by resolutions consented to in writing by the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Nevada Revised Statutes and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held. We do not presently have a policy regarding director attendance at meetings.

We do not currently have standing audit, nominating or compensation committees, or committees performing similar functions. Due to the size of our board, our Board of Directors believes that it is not necessary to have standing audit, nominating or compensation committees at this time because the functions of such committees are adequately performed by our Board of Directors. We do not have an audit, nominating or compensation committee charter as we do not currently have such committees. We do not have a policy for electing members to the board. Neither our current nor proposed directors are independent directors as defined in the FINRA listing standards.

After the change in the Board of Directors, it is anticipated that the Board of Directors will form separate compensation, nominating and audit committees, with the audit committee including an audit committee financial expert.

Audit Committee

Our Board of Directors has not established a separate audit committee within the meaning of Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Instead, the entire Board of Directors acts as the audit committee within the meaning of Section 3(a)(58)(B) of the Exchange Act and will continue to do so upon the appointment of the proposed directors until such time as a separate audit committee has been established.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 delivered to us as filed with the Securities Exchange Commission, our executive officers and directors, and persons who own more than 10% of our Common Stock timely filed all required reports pursuant to Section 16(a) of the Securities Exchange Act.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer and principal financial officer. A copy of the Code of Ethics is available on our website at http://corp.thwapr.com/codeofethics.aspx. We intend to disclose any amendment or waiver to the Code of Ethics on our website at http://corp.thwapr.com/codeofethics.aspx. We will provide to any person without charge, upon written request to our above address, a copy of such code of ethics.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executives

Executive Compensation - Former Executive Officers

No former director, officer or employee of the Company received cash compensation during the last fiscal year. However, the former executive officers and directors of FlikMedia – Messrs. David Walters and Peter Wells, each received compensation in shares of Company Common Stock in the amounts of $325,000.

Executive Compensation - New Executive Officers

No compensation was paid by FlikMedia to any of its executive officers or directors during the fiscal years ended May 31, 2014 or 2013, nor were there any arrangements to pay out, any bonus, stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred

Potential Payments Upon Termination or Change-in-Control

SEC regulations state that we must disclose information regarding agreements, plans or arrangements that provide for payments or benefits to our executive officers in connection with any termination of employment or change in control of the company. We currently have no employment agreements with any of our executive officers, nor any compensatory plans or arrangements resulting from the resignation, retirement or any other termination of any of our executive officers, from a change-in-control, or from a change in any executive officer’s responsibilities following a change-in-control. As a result, we have omitted this table.

Employment Agreements

None of our existing or new executive officers or directors have written employment agreements with the Company.

Compensation of Directors

We have no standard arrangement to compensate directors for their services in their capacity as directors. Directors are not paid for meetings attended. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12.     SERCURITY OWNERSHIP OF CERTAN BENEFICIAL OWNERS AND MANAGEMENT

Changes in Security Ownership Prior To Change Of Control

On July 31, 2009 and May 2010 FlikMedia issued a total of 10,000,000 shares of Company Common Stock to its two former executive officers, Lawson Kerster and Rachael Hodyno, at a price of $0.001 per share

On April 30, 2010 FlikMedia (then known as Go Green Directories, Inc.) registered under the Securities Act and issued 4,700,000 shares of Company Common Stock to 43 United States persons at a price of $0.01 per share, and on July 19, 2010 issued 400,000 additional shares of Company Common Stock to four other individuals (one representing a children’s Trust), at a price of $0.01 per share.

Pursuant to an agreement dated January 7, 2014, as amended, FlikMedia repurchased from Brageo Holdings, Inc., as agent for Messrs. Kerster and Hodyno, an aggregate of 10,000,000 Company shares, for the aggregate sum of $300,000, or $0.03 per share. FlikMedia granted 7,500,000 of such shares held in our treasury, at a value of $0.03 per share, to members of its management, David Walters (2,500,000), Peter Wells (2,500,000) and Joe Lopez (2,500,000) for services rendered. These shares are subject to certain time and continued employment restrictions. The restrictions lapse on the earlier of January 7, 2017 or a change of control of FlikMedia.

Between December 2013 and March 2014, FlikMedia sold an aggregate of 4,460,000 shares of its Common Stock to 13 non-U.S. persons at a price of $0.25 per share. In addition, we issued 500,000 additional shares as a finder’s fee to an unaffiliated third party based in London, England.

In June 2014, FlikMedia returned for cancellation a total of 12,300,000 shares of Company Common Stock that had previously been issued to related parties of the Company.

FlikMedia has only one class of stock outstanding, its Common Stock. The following table sets forth certain information as of July 25, 2014 immediately prior to the closing of the transactions contemplated by the Merger Agreement, with respect to the beneficial ownership of Company Common Stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company Common Stock. Immediately prior to the Effective Date of the Merger and after giving effect to the cancellation of shares referred to above and other shares cancelled in connection with the Merger, there were 12,860,000 shares of Company Common Stock outstanding.

To our knowledge, except as indicated in the footnotes to the following table or pursuant to applicable community property laws, the beneficial owners (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company Common Stock, that were outstanding immediately prior to the Effective time of the Flikdate Merger.

Title Of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	David Walters 5000 Birch Street, Suite 4800 Newport Beach, California	1,350,000	10.5%
Common Stock	Peter Wells 5000 Birch Street, Suite 4800 Newport Beach, California	1,350,000	10.5%
Common Stock	All executive officers and directors as a group (two persons)	2,700,000	21.0%

(1)         Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

Security Ownership After Change Of Control

The following table sets forth certain information after giving effect to the Closing of the Flikdate Merger, with respect to the beneficial ownership of Company Common Stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of Company Common Stock. After giving effect to the Effective Date of the Merger Transaction, there were 45,151,287 shares of Company Common Stock outstanding.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated. The address of each of the following beneficial owners is 77 Hookele Street, Suite 201, Kahului, Hawaii 96732.

Title Of Class	Name and Address of Beneficial Owner	No. of Shares of Beneficial Owner	Percent of Class

Common Stock	Arben & Crystal Kryeziu’ Family Trust (2)	8,593,260	19.03%

Common Stock	Nikola Bicanic	8,593,260	19.03%

Common Stock	Olivier Chaine	4,546,182	10.07%

All officers and directors as a group (3 persons)		23,418,586	51.87%

(1)         Beneficial ownership has been determined in accordance with Rule 13d-3 under the Exchange Act. Pursuant to the rules of the SEC, shares of common stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be beneficially owned and outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2)         A trust formed for the benefit of the family of Arben Kryeziu. Mr. Kryeziu, as trustee, has sole voting and dispositive power of the shares owned by the trust.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Transactions

Pursuant to an agreement dated January 7, 2014, as amended, FlikMedia repurchased from Brageo Holdings, Inc., as agent for certain of our original stockholders, an aggregate of 10,000,000 Company shares, for the aggregate sum of $300,000, or $0.03 per share. The Company granted 7,500,000 of such shares held in our treasury, at a value of $0.03 per share, to members of our former executive management, David Walters (2,500,000), Peter Wells (2,500,000) and Joe Lopez (2,500,000) for services rendered. These shares were issued subject to certain time and continued employment restrictions. The restrictions lapse on the earlier of January 7, 2017 or a change of control of FlikMedia.

On March 18, 2014 Peter Wells replaced David Walters as Secretary of the Company.

On April 4, 2014 Joe Lopez submitted his resignation as Chief Executive Officer and Director of the Company. On April 10, 2014, David Walters was named interim Chief Executive Officer of the Company.

On the Effective Time of the Merger, an aggregate of 12,300,000 shares of Company Common Stock issued in January 2014 to David Walters, Peter Wells, Joe Lopez, BDMG, Inc. and First Rate Boxing were returned to FlikMedia and cancelled. Such cancelled shares included an aggregate of 4,300,000 of the 7,000,000 shares of Company Common Stock then owned by David Walters and Peter Wells.

In connection with the Flikdate Merger, David Walters and Peter Wells resigned as executive officers and directors of FlikMedia and subsidiaries.

Except as set forth above, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company's total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of Company Common Stock, or any member of the immediate family of any of the foregoing persons, had an interest.

Although we have not adopted a Code of Ethics, we rely on our board to review related party transactions on an ongoing basis to prevent conflicts of interest. Our board reviews a transaction in light of the affiliations of the director, officer or employee and the affiliations of such person’s immediate family. Transactions are presented to our board for approval before they are entered into or, if this is not possible, for ratification after the transaction has occurred. If our board finds that a conflict of interest exists, then it will determine the appropriate remedial action, if any. Our board approves or ratifies a transaction if it determines that the transaction is consistent with the best interests of the Company. These policies and procedures are not evidenced in writing.

During the years ended May 31, 2014 and 2013, we did not have any independent directors on our board. We evaluate independence by the standards for director independence established by applicable laws, rules, and listing standards including, without limitation, the standards for independent directors established by The New York Stock Exchange, Inc., The NASDAQ National Market, and the Securities and Exchange Commission.

Subject to some exceptions, these standards generally provide that a director will not be independent if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director's immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director's immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (d) the director or a member of the director's immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (e) the director or a member of the director's immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director's immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or two percent of that other company's consolidated gross revenues.

Promoters and Certain Control Persons

None of our management or other control persons were “promoters” (within the meaning of Rule 405 under the Securities Act), and none of such persons took the initiative in the formation of our business or in connection with the formation of our business and received 10% of our debt or equity securities or 10% of the proceeds from the sale of such securities in exchange for the contribution of property or services, during the last five years.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit fees for the year ended May 31, 2014 were $24,050. Audit fees for the year ended May 31, 2013 were $8,875.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibits

Reference is made to our Form 8-K/A filed with the SEC on August 12, 2014 for a list of exhibits relating to the Flikdate Merger, including the audited financial statements of Flikdate, Inc. and predecessor as at December 31, 2013 and for the fiscal period ended December 31, 2013 and the unaudited financial statements of Flikdate, Inc. as at June 30, 2014 and for six months then ended.

Financial Statements.

Set forth below are the audited financial statements of FlikMedia, Inc. for the two fiscal years ended May 31, 2014 and May 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

FlikMedia, Inc.

(formerly Crossbox, Inc.)

We have audited the accompanying balance sheet of FlikMedia, Inc. (formerly Crossbox, Inc.) (the Company) as of May 31, 2014, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of FlikMedia, Inc. (formerly Crossbox, Inc.) as of May 31, 2014, and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 of the financial statements, the Company has no revenues and an accumulated deficit of $712,305, and will need additional working capital to accomplish its intended purpose, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT

September 15, 2014

FLIKMEDIA, INC.
(FORMERLY CROSSBOX, INC.)
BALANCE SHEETS

	May 31, 2014	May 31, 2013

ASSETS
Current Assets:
Cash	$37,034	$100
Note receivable	325,801	–
Total Current Assets	362,835	100

Total Assets	$362,835	$100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts Payable and Accrued Expenses	$36,676	$11,092
Advances from Shareholders	–	20,000
Total Current Liabilities	36,676	31,092

Commitments and Contingencies	-	-

Stockholders' Equity (Deficit):
Preferred stock, $.001 par value; authorized 5,000,000, none issued	-	-
Common stock, $.001 par value; 70,000,000 shares authorized 25,160,000 shares issued and outstanding at May 31, 2014 and 15,100,000 shares issued and outstanding at May 31, 2013	25,060	15,100
Additional paid in capital	2,302,547	45,900
Unearned compensation	(1,289,143)	–
Accumulated deficit	(712,305)	(91,992)
Total Stockholders' Equity (Deficit)	326,159	(30,992)
Total Liabilities and Stockholders' Equity (Deficit)	$362,835	$100

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FLIKMEDIA, INC.

(FORMERLY CROSSBOX, INC.)

STATEMENTS OF OPERATIONS

	For the Year Ended May 31, 2014	For the Year Ended May 31, 2013

Revenue:	$–	$–
Total Revenue	–	–

Operating Expenses:
General & administrative	537,403	24,890
Impairment loss on patent	72,123
Impairment loss on inventory	10,787
Total Operating Expenses	620,313	24,890
NET LOSS	$(620,313)	$(24,890)

Weighted Average Shares
Common Stock Outstanding - Basic and Diluted	18,659,014	15,100,000

Net Loss Per Share
Basic and Diluted	$(0.03)	$(0.00)

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FLIKMEDIA, INC.

(FORMERLY CROSSBOX, INC.)

STATEMENTS OF CASH FLOWS

	For the Year Ended May 31, 2014	For the Year Ended May 31, 2013
Operating Activities:
Net Loss	$(620,313)	$(24,890)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Amortization of unearned compensation	185,857
Amortization of patent	2,877
Impairment loss on patent	72,123
Impairment loss on inventory	10,787
Changes in operating assets and liabilities:
Decrease in inventory	(10,787)
Increase in accounts payable	25,584	6,691
Net Cash Used in Operating Activities	(333,872)	(18,199)

Investing Activities:
Payment for note receivable	(325,801)	-
Net Cash Used in Investing Activities	(325,801)	–

Financing Activities:
Issuance of common stock for cash	966,607
Purchase of common shares for the treasury	(300,000)
Advances from shareholders	30,000	10,000
Net Cash Provided by Financing Activities	696,607	10,000

Net Increase (Decrease) in Cash	36,934	(8,199)

Cash at Beginning of Period	100	8,299
Cash at End of Period	$37,034	$100

Supplemental disclosure of non-cash investing and financing activities:
Issuance of stock for patent	$75,000
Issuance of stock for services	$1,475,000
Related party debt forgiven	$50,000

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FLIKMEDIA, INC.

(FORMERLY CROSSBOX, INC.)

STATEMENT OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock
	5,000,000 shares		70,000,000 shares
	authorized		authorized
		Par Value		Par Value	Additional
	Shares	$.001 per	Shares	$.001 per	Paid-In	Unearned	Accumulated
	Issued	share	Issued	share	Capital	Compensation	Deficit	Total

BALANCE - June 1, 2012	-	$-	15,100,000	$15,100	$45,900	$-	$(67,102)	$(6,102)
Net Income (loss)						-	(24,890)	(24,890)
BALANCE - May 31, 2013	-	$-	$15,100,000	$15,100	$45,900	$-	$(91,992)	$(30,992)
Stock issued for cash			4,460,000	4,460	1,109,040	-		1,113,500
Stock issued for services			5,500,000	5,500	1,369,500	(1,475,000)		(100,000)
Unearned compensation amortization						185,857		185,857
Capital raise commission and fees	-				(271,893)			(271,893)
Forgiveness of debt - related party	-				50,000			50,000
Net loss							(620,313)	(620,313)
BALANCE - May 31, 2014	-	$-	25,060,000	25,060	2,302,547	(1,289,143)	(712,305)	326,159

THE FOLLOWING NOTES FORM AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

FLIKMEDIA, INC.

(FORMERLY CROSSBOX, INC.)

MAY 31, 2014

NOTES TO THE FINANCIAL STATEMENTS

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

Change of Name

In contemplation of the Merger, on July 7, 2014, and pursuant to Nevada Revised Statute 92A.180, we merged our newly formed Nevada corporate subsidiary, FlikMedia, Inc., with and into Crossbox, Inc. and changed the corporate name of our Company to FlikMedia, Inc.

BASIS OF PRESENTATION

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States.

NOTE 2 – NATURE OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

INVENTORY

Inventory, consisting of boxing apparatuses, is stated at the lower of cost or net realizable value, on a first-in, first-out basis. As of May 31, 2014, the Company determined its inventory of boxing apparatuses was impaired, due to its inability to sell these items, and recorded a related impairment loss of $10,787.

PATENT

Patents are amortized over their legal lives. When certain events or changes in operating conditions occur, an impairment assessment is performed and lives of patents may be adjusted. As of May 31, 2014, the Company determined its patent was impaired, due to the Company’s change in business operations, and recorded a related impairment loss of $72,123.

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

NET LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common stock shares outstanding during the year. Diluted loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants. Basic and diluted loss per share is the same for the Company. As of May 31, 2014 and 2013, the Company did not have any common stock equivalents outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The guidance eliminates the definition of a development stage entity thereby removing the incremental financial reporting requirements from U.S. GAAP for development stage entities, primarily presentation of inception to date financial information. The provisions of the amendments are effective for annual reporting periods beginning after December 15, 2014, and the interim periods therein. However, early adoption is permitted. Accordingly, the Company has adopted this standard as of May 31, 2014.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

NOTE 3 – NOTE RECEIVABLE

Following the execution of the May 12, 2014 agreement and plan of merger, at the request of Flikdate, on May 23, 2014, FlikMedia made a $325,000 loan to an unrelated entity Social Technology Holdings, Inc., evidenced by a 90 day, 6% note, secured by a lien on the assets of the borrower. A third party company agreed to purchase the note from the Company for the principal amount plus accrued interest, in the event that the borrower has not repaid the loan by the maturity date. On September 10, 2014 the Company agreed to extend the maturity date to November 15, 2014.

NOTE 4 – PATENT

On January 14, 2014, the Company entered into an assignment agreement with Jeffrey Crawford pursuant to which Mr. Crawford assigned to the Company patent no. 8,371,095 entitled “Speed Bag Apparatus” held by him and his affiliate First Rate Boxing. Under the terms of the assignment, the Company issued First Rate Boxing 2,500,000 shares of treasury stock, valued at $0.03 per share, for the patent. The patent has a 14 year term. Related amortization for the year ended May 31, 2014 was $2,877.

Due to the Company’s merger and change in business operations, the Company determined this patent was impaired and recorded a related impairment loss of $72,123 as of May 31, 2014.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the years ended May 31, 2014 and 2013, related parties advanced $30,000 and $10,000, respectively, to the Company for working capital. During the year ended May 31, 2014, related parties forgave $50,000 in debt due to a change in control. This forgiveness of debt was recorded as an adjustment to additional paid-in capital.

NOTE 6 – INCOME TAXES

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

Fiscal Year Ended	Estimated NOL Carry- Forward	NOL Expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit
2010	$28,540	2030	$9,704	$(9,704)	$-
2011	33,760	2031	11,478	(11,478)	0
2012	4,802	2032	1,633	(1,633)	0
2013	24,890	2033	8,463	(8,463)	0
2014	537,403	2034	182,717	(182,717)	0
	$629,395		$213,995	$(213,995)	$-

The total valuation allowance as of May 31, 2014 was $213,995, which increased by $182,717 for the year ended May 31, 2014. The NOL for the year ended May 31, 2014 ($537,403) equals the net loss for the year ($620,313) less permanent differences related to the impairment losses on the patent ($72,123) and the inventory ($10,787).

As of May 31, 2014 and 2013, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended May 31, 2014, and 2013 and no interest or penalties have been accrued as of May 31, 2014 and 2013. As of May 31, 2014 and 2013, the Company did not have any amounts recorded pertaining to uncertain tax positions.

The tax years from 2010 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 7 - STOCKHOLDERS’ EQUITY

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

On March 18, 2014 the Company completed the sale of an additional 600,000 shares of its common stock to two new non-US persons and 960,000 shares of its common stock to three existing investors in exchange for cash investments totaling $390,000 or $0.25 per share. In addition, the Company issued 500,000 additional shares as a finder’s fee to an unaffiliated third party.

NOTE 8 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has no sales and has incurred net losses of $712,305 since inception. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its mineral properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 9 – SUBSEQUENT EVENTS

Agreement and Plan of Merger

On May 12, 2014, FD Acquisition Corp., a newly formed Delaware subsidiary of the Company (“MergerCo”) and the Company entered into an agreement and plan of merger with Flikdate, Inc., a Delaware corporation (“Flikdate”). Effective as of June 30, 2014, the Company, MergerCo and Flickdate amended and restated in its entirety the agreement and plan of merger (the “Merger Agreement”). On July 25, 2014, the transactions contemplated by the Merger Agreement were consummated and MergerCo was merged with and into Flikdate (the “Merger”), with Flikdate as the surviving corporation of the Merger.

In a related transaction, in June 2014, FlikMedia returned for cancellation a total of 12,300,000 shares of Company Common Stock that had previously been issued to related parties of the Company.

In July 2014, under a proposed settlement agreement, the Company issued 100,000 shares of common stock to a previous related party .

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIKMEDIA, INC.

Date September 15, 2014

	By:	/s/
Nikola Bicanic
Chief Executive Officer

	By:	/s/
Petra Grimm,
Chief Financial Officer

