Form 10-Q
period 2014-09-30
FlikMedia, Inc.
filed 2014-11-19
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 000- 53337

FLIKMEDIA INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1139744
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

77 Hookele Street, Suite 102
Kahului, Hawaii 96732
(Address of Principal Executive Offices including zip code)

808-893-2400

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ] No [X]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [  ] No [X]

As of November 16, 2014, 45,151,287 shares of the issuer’s common stock, par value $0.001, were outstanding.

2

Part I
FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FLIKMEDIA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,703	$205
Interest receivable	7,374	-
Note receivable	325,000	-
TOTAL CURRENT ASSETS	335,077	205

NON-CURRENT ASSETS
Intangible assets, net	36,550	55,800
Property and equipment, net	7,021	1,653
Goodwill	117,224	117,224
TOTAL NON-CURRENT ASSETS	160,795	174,677

TOTAL ASSETS	$495,872	$174,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$109,909	$26,955
Officer loan payable	11,181	11,181
Convertible notes, current portion	-	104,323
TOTAL CURRENT LIABILITIES	121,090	142,459

NON-CURRENT LIABILITIES
Convertible notes, net of current portion	-	275,717
TOTAL NON-CURRENT LIABILITIES	-	275,717

TOTAL LIABILITIES	121,090	418,176

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 45,151,287 and 32,291,287 shares issued and outstanding, respectively	45,151	32,291
Additional paid-in capital	1,003,894	(31,454)
Accumulated deficit	(674,263)	(244,131)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	374,782	(243,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$495,872	$174,882

The accompanying notes are an integral part of these unaudited consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating Expenses

Research and development	106,404	94,225	243,151	116,125
Depreciation and amortization	6,735	6,469	19,775	12,975
Professional fees	50,177	488	82,434	9,700
General and administration	48,135	32,763	75,061	35,392
Total operating expenses	211,451	133,945	420,421	174,192
Loss from operations	(211,451)	(133,945)	(420,421)	(174,192)

Other Income (Expense)
Interest income	3,674	-	3,674	-
Interest expense	-	(1,512)	(13,386)	(2,859)
Total Other Expense	3,674	(1,512)	(9,712)	(2,859)

Loss before provision for income taxes	(207,777)	(135,457)	(430,133)	(177,051)

Provision for income taxes	-	-	-	-

Net loss	$(207,777)	$(135,457)	$(430,133)	$(177,051)

Net loss per share
Basic	$(0.006)	$(0.004)	$(0.012)	$(0.005)
Diluted	$(0.006)	$(0.004)	$(0.012)	$(0.005)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	37,663,186	32,291,287	34,795,004	32,291,287
Diluted	37,663,186	32,291,287	34,795,004	32,291,287

The accompanying notes are an integral part of these unaudited consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(UNAUDITED)

	September 30, 2014	September 30, 2013
Net loss	$(430,133)	$(177,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,775	12,975
Interest on discount of convertible debt	1,165	-
(Increase) decrease in current assets:
Interest receivable	(3,674)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	47,253	9,820
Net cash used in operating activities	(365,614)	(154,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,893)	(807)
Cash acquired in acquisition	11,783	1,737
Net cash provided by investing activities	5,890	930

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan, net	-	22,669
(Purchase) issuance of common stock	(63)	837
Convertible notes	362,285	130,130
Net cash provided by financing activities	362,222	153,636

Net increase in cash and cash equivalents	2,498	310

Cash and cash equivalents at the beginning of the period	205	-

Cash and cash equivalents at the end of the period	$2,703	$310

SUPPLEMENTAL DISCLOSURES:

Common stock issued for conversion of notes and warrant	$742,260	$-

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION

NATURE OF THE BUSINESS

FlikMedia, Inc. was incorporated in the State of Nevada on July 29, 2009, under the name Go Green Directories, Inc. and changed its name to Crossbox, Inc. on January 15, 2014. On July 7, 2014, in contemplation of its acquisition of Flikdate, Inc., Crossbox changed its name to FlikMedia, Inc. We were a development stage company prior to our acquisition of Flikdate described below. We did not have any material operations since the time our board decided that the best interests of the shareholders would be best served by actively seeking an alternative business strategy through acquisition or merger. When used in these notes, the terms “Company,” “we,” “our,” or “us” mean FlikMedia, Inc. and Subsidiary.

Flikdate, Inc., was incorporated under the laws of the State of Delaware on November 28, 2012. On April 9, 2013, Flikdate, Inc. merged with Flikdate, LLC. Under the terms of the Merger Agreement, the sole member of Flikdate, LLC received a total of 100 shares of voting common stock of Flikdate, Inc. In addition, pursuant to the agreement, Flikdate, LLC ceased as of April 9, 2013.

On July 24, 2014, FlikMedia acquired Flikdate. Under the terms of the Exchange Agreement, all stockholders of Flikdate received a total of 32,291,287 shares of voting common stock of FlikMedia in exchange for all outstanding shares of Flikdate. Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination. That is, the share exchange is equivalent to the issuance of stock by Flikdate for the net monetary assets of FlikMedia accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded. Under share reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, FlikMedia are those of the legal acquiree, Flikdate, which is considered to be the accounting acquirer. Share and per share amounts stated have been retroactively adjusted to reflect the merger.

Organization

Flikdate has developed a software application to enable men and women to engage in live video social “dating” interaction on their mobile phones. The technology permits users to go on a virtual date and quickly skip – or “flik” in the parlance of the application - between multiple users. Flikdate is the world’s first real-time video speed dating platform and it generates revenue from a patented technology which bills users per duration of video session.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s May 31, 2014 audited financial statements. The results of operations for the periods ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2014 filed with the U.S. Securities and Exchange Commission on September 15, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of FlikMedia, Inc. and its wholly owned subsidiary Flikdate, Inc. All inter-company accounts and transactions have been eliminated in the preparation of these consolidated statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are put into service. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products. Research and development expense is included as an operating expense.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements and technologies and limited operating history.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net assets acquired in a business combination. Goodwill is not amortized but is evaluated for impairment at the reporting unit level annually as of December 31, or more frequently if events or changes in circumstances indicate that impairment may exist.

Effective November 28, 2012, the Company adopted ASU 2011-08, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step test first compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The adoption did not have a material impact on the consolidated financial statements.

The Company evaluated its goodwill for impairment on December 31, 2013, and concluded there was no impairment as of that date.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2013.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three and nine months ended September 30, 2014 that we believe would have a material impact on our financial position or results of operations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2014, the Company has no revenue, and has an accumulated deficit of $674,263. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 4 – MERGER AGREEMENT

On April 9, 2013, Flikdate, Inc. completed the Merger Agreement with Flikdate, LLC. Accordingly Flikdate, Inc. acquired all of the assets and assumed all the liabilities of Flikdate, LLC. The merger was accounted for using the acquisition method of accounting and as of April 9, 2013, Flikdate, LLC ceased to exist and Flikdate, Inc. was the surviving entity.

Prior to the merger, Flikdate, Inc. did not have significant revenue or business. The acquisition of Flikdate, LLC helped the Company establish a new business.

The following table presents the allocation of the acquisition cost, including professional fees, and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$1,737
Development costs, net	55,611
Trademarks	15,444
Total assets	$72,792

Loans payable	$12,000
Notes payable	178,016
Total liabilities	$190,016

Net tangible assets acquired	$(117,224)

Cost
Total cost of investment	$-
Less intangible asset (Design)	-
Net tangible assets acquired	117,224

Goodwill	$117,224

There was no difference in the book value and the fair market value for the assets acquired.

Note 5 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Development costs	$77,000	$77,000
Trademarks	19,438	19,438
Intangible assets	96,438	96,438
Accumulated amortization	(59,888)	(40,638)
	$36,550	$55,800

Development costs are amortized over 3 years. Amortization expense was $19,250 and $12,833 for the nine months ended September 30, 2014 and 2013, respectively.

Trademarks were deemed to have indefinite lives and are not amortized but are tested for impairment. As of September 30, 2014, the Company concluded there was no impairment.

The Company’s amortizable intangible asset is expected to be fully amortized by September 30, 2015. Amortization is estimated to be:

September 30, 2015	$17,112
Total	$17,112

Note 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2014 and December 31, 2013, accounts payable and accrued expenses consist of the following:

	September 30, 2014	December 31, 2013
Accounts payable	$102,409	$10,803
Accrued expenses	7,500	16,151
Total	$109,909	$26,954

Note 7 – OFFICER LOAN

The Company has a loan payable in the amount of $11,181 to an officer and shareholder as of September 30, 2014 and December 31, 2013. The loan is interest free and due on demand.

Note 8 – CONVERTIBLE NOTES

As of December 31, 2013 the Company had issued $375,111 of convertible notes payable. Terms of the notes include the right to convert the note automatically at the next equity financing or upon the event of a corporate transaction prior to full payment of a note or prior to the time when a note may be converted with interest accrued at the rate of six percent (6%) per annum, compounded annually. All of the note holders unanimously agreed to convert the notes as of May 14, 2014. Interest of $15,598 had been accrued as of that date and was added to the note balances.

On April 16, 2014 the Company entered into a Convertible Loan Agreement in the amount of $350,000. Terms of the convertible note include interest at the rate of six percent (6%) per annum, compounded annually payable upon maturity and the right to convert the note automatically at the next equity financing or upon the event of a corporate transaction prior to full payment of a note or prior to the time when a note may be converted with interest. The note was converted into common shares of the Company on May 14, 2014 along with the above convertible notes. Accrued interest of $1,553 had been added to the note balance.

All convertible notes were converted into 1,912,674 shares of common stock of Flikdate, Inc. on May 14, 2014 including accrued interest through the date of conversion.

	September 30, 2014	December 31, 2013
Convertible note, due October 9, 2014	$-	$104,323
Convertible note, due March 10, 2015	-	20,368
Convertible note, due May 10, 2015	-	25,290
Convertible note, due June 30, 2015	-	230,059
Total	$-	$380,040

Current portion	$-	$104,323
Long term portion	-	275,717
	$-	$380,040

Note 9 – STOCK WARRANT

On April 16, 2014, the Company issued a stock warrant in conjunction with the $350,000 convertible loan above giving the note holder the right to purchase additional shares of common stock. A stock warrant liability was recorded as a discount against the loan payable and is being amortized over the five-year life of the warrant. There is no vesting period. On May 14, 2014, the warrant holder exercised their rights under the agreement and chose a net cashless exercise option and 179,658 shares of common stock were issued based on a predetermined calculation. Interest of $1,165 was recorded for the discount of the debt for the period from April 16, 2014 through May 14, 2014.

Note 10 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014 and 2013, the Company contracted services from a related company controlled by shareholders and officers of this Company. Contracted services included development and technology costs and administrative services that amounted to $78,814 and $73,175, respectively.

On April 16, 2014 the Company entered into a $350,000 convertible loan agreement, as discussed in Note 8, with a financial fund. The general partners of the financial fund are directors and officers of this Company. The loan was converted into common shares on May 14, 2014.

Note 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares Preferred Stock authorized at a par value of $0.001 and there are no outstanding as of September 30, 2014 and December 31, 2013.

Common Stock

The Company has 75,000,000 shares of Common Stock authorized at a par value of $0.001 as of September 30, 2014 and December 31, 2013. There were 45,151,287 shares issued and outstanding as of September 30, 2014 and 32,291,287 shares issued and outstanding as of December 31, 2013.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 12 – SHARE EXCHANGE AGREEMENT

On July 24, 2014, FlikMedia acquired Flikdate. Upon consummation of the merger, Flikdate became a wholly owned subsidiary of FlikMedia. Immediately following the effective date of the merger, the holders of FlikMedia common shares prior to the transaction will collectively owned approximately 28.5% of the outstanding common shares at the time of the merger and the prior holders of Flikdate shares, owned collectively approximately 71.5% of the outstanding common shares of FlikMedia, also at the time of the merger.

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost; and

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Note 13 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through November 13, 2014 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months ended September 30, 2014 Compared To Three Months ended September 30, 2013

The Company reported a net loss of $207,777 for the three months ended September 30, 2014 as compared to a net loss of $135,457 in the three months ended September 30, 2013. There was no revenue for either period reported.

Research and development expenses were $104,098 for the three months ended September 30, 2014, compared to $89,675 for the three months ended September 30, 2013. The increase of $14,423, or 16%, in research and development expense is primarily attributed to certain innovations related to the user interactions with the application.

Sales and marketing expenses were $744 for the three months ended September 30, 2014, compared to $23,147 for the three months ended September 30, 2013. The decrease of $22,403, or 3,011%, is a direct result of management’s decision to focus its efforts on research and development related to the application and securing financing, instead of advertising during the three months ended September 30, 2014.

General and administrative expenses (excluding professional expenses) were $30,694 for the three months ended September 30, 2014, compared to $22,146 for the three months ended September 30, 2013, an increase of $8,548 or 39% was for normal operating expenses.

Professional expenses were $75,950 for the three months ended September 30, 2014, as compared to $489 for the three months ended September 30, 2013, an increase of $75,461 or 15,432%. The increase is the result of additional accounting costs of $36,630, consulting costs and related travel costs of $21,573, and legal of $12,047.

Interest Income is accrued interest related to the Note Receivable, was $3,674 for the three months ended September 30, 2014, compared to $0 for the three months ended September 30, 2013.

Nine months ended September 30, 2014 Compared To Nine months ended September 30, 2013

The Company reported a net loss of $430,133 for the nine months ended September 30, 2014 compared to a net loss of $177,051 in the nine months ended September 30, 2013. There was no revenue for either period reported.

Research and development expenditures were $239,654 for the nine months ended September 30, 2014, as compared to $111,575 for the nine months ended September 30, 2013. The increase of $128,079 or 114%, in the nine months ended September 30, 2014 is attributed to increased development work on the company’s web-based structure and additional design work to present the software.

Sales and marketing expenditures were $744 for the nine months ended September 30, 2014, compared to $23,147 for the nine months ended September 30, 2013. The decrease of $22,403, or 3,011%, is a direct result of management’s decision to focus its efforts on research and development related to the application and securing financing, instead of advertising during the nine months ended September 30, 2014.

General and administrative expenditures (excluding professional expenditures) were $71,918 for the nine months ended September 30, 2014, compared to $29,770 for the nine months ended September 30, 2013, an increase of $42,148 or 142%. The increase resulted from the leasing of office space.

3

During the nine months ended September 30, 2014 the Company spent $28,031 on rent and utilities, $2,079 on communications, $4,683 on computer and office supplies, $1,092 on liability insurance and $5,379 on management fees.

Interest expenditures were $13,386 for the nine months ended September 30, 2014, compared to $2,859 for the nine months ended September 30, 2013, an increase of $10,527 or 368%. The increase was related to the issuance of convertible notes during the nine months ended September 30, 2014.

Professional expenditures were $108,207 for the nine months ended September 30, 2014, as compared to $9,700 for the nine months ended September 30, 2013, an increase of $98,507 or 1,016%. The increase is the result of additional accounting costs of $45,644, consulting costs and related travel costs of $21,573, fees associated with the merger of $4,200, and legal cost of $27,790 in preparation and execution of the first combined set of financial statements of Flikdate, Inc and FlikMedia, Inc. and the 10k filing for FlikMedia, Inc., for their fiscal year ending May 31, 2014.

Interest Income is accrued interest related to the Note Receivable, which was $3,674 for the nine months ended September 30, 2014, compared to $0 for the nine months ended September 30, 2013.

Liquidity and Capital Resources

To finance the Company’s development and operating costs, the Company has obtained funding through the issuance of convertible notes. The total amount of notes received from November 18, 2011 through September 30, 2014 was $725,111. On June 30, 2014 the convertible notes and the associated interest of $17,151 were converted into common stock.

The Company used $365,614 of cash in funding operating activities during the nine months ended September 30, 2014, compared to $154,256 of cash in funding operating activities during the nine months ended September 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by SEC Rule 13a-15(b), our management carried out an evaluation, with the participation of our Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.

4

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses in our disclosure controls and procedures:

1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5

Part II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities that were not reported on a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index are filed as part of this report.

No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 Certifications under Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

6

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 19, 2014

FLIKMEDIA, INC.

By:	/s/ Nikola Bicanic
Name:	Nikola Bicanic
Title:	Chief Executive Officer and President
(Principal Executive Officer)

FLIKMEDIA, INC.

By:	/s/ Petra Grimm
Name:	Petra Grimm
Title:	Chief Financial Officer
(Principal Finance and Accounting Officer)

7