Form 10-K
period 2014-12-31
FlikMedia, Inc.
filed 2015-03-31
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 000-54839

FLIKMEDIA, INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1139744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

905 Pacific Avenue, Venice, CA 90291

(Address of principal executive offices)

(877) 522-2636

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer (Do not check if a smaller reporting company)	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2014 was approximately $52 million based upon the closing price of the common stock quoted by the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”).

The number of shares of the registrant’s common stock outstanding at March 31, 2015 was 45,554,498.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN TERMS

As used in this Form 10-K, unless the context indicates otherwise, the terms “FlikMedia,” “Company,” “we,” “our,” and “us” refers collectively to FlikMedia, Inc. (formerly, Crossbox, Inc.), a Nevada corporation and its wholly-owned subsidiary, Flikdate, Inc., a Delaware corporation.

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

PART I

ITEM 1.	BUSINESS

Corporate History

We were incorporated in the State of Nevada on July 29, 2009, under the name “Go Green Directories, Inc.” and changed our name to “Crossbox, Inc.” on January 15, 2014. On July 25, 2014, we acquired our wholly-owned subsidiary, Flikdate, Inc. (“Flikdate” or “flikdate”) and the prior stockholders of Flikdate received 32,291,287 shares of the Company’s common stock, or approximately 71.5% of the Company’s common stock on a fully-diluted basis immediately following such acquisition. On July 7, 2014, in contemplation of our acquisition of Flikdate, Inc., we changed our name to FlikMedia, Inc.

Prior to our acquisition of Flikdate, we did not have any material business operations. After the acquisition, our sole operations consist of the business and operations of Flikdate, our wholly-owned subsidiary.

Business

We offer a mobile video dating service. We have developed a proprietary software application that enables men and women to interact live by video social “dating” all over the world on their mobile phones. Our technology is based on live video chat capabilities allowing you to see the person you are talking to in real-time video. The social mission of the Company is to assist users in building personal relationships with one another.

We believe that our service addresses a number of limitations encountered by millions of consumers who subscribe to and use online dating services. We believe advances in mobile technology and mobile video, including our business methods and proprietary technology empower individuals to connect with one another in appealing new ways through our interface using their smartphone. Online dating should be more casual, more convenient, less time consuming and more fun.

We intend to generate revenue from the flikdate technology by charging users based on the length of each video session. We believe that our technology can be used to address a number of other vertical markets and that dating is just the tip of the iceberg.

Market Overview

Now more than ever before people are meeting online and through dating applications. As a result, we believe the stigma once associated with “online dating” is being eradicated. In a study conducted by the Pew Research Internet Project1, researchers found that one in ten Americans have used an online dating site or mobile dating application themselves; and many people now know someone else who uses online dating or who has found a spouse or long-term partner via online dating.

Smartphones have emerged as a fast growing sector of the market, blending multi-media, data and Internet access, and mobile communications. We believe that the smartphone market, most of which by definition is media enabled, will be a growth market that will allow carriers to add a variety of revenue streams attached to data and multi-media messaging.

1 http://www.pewinternet.org/2013/10/21/online-dating-relationships/)

As smartphones continue to penetrate the market, demand for video sharing services are growing dramatically. Mobile phone equipment manufacturers continue to offer new phones with additional capabilities, while the mobile phone carriers are enhancing their 3G and soon 4G networks to allow users to take advantage of these capabilities. Most major manufacturers of mobile phones either already have, or plan to, deliver handsets with video capabilities into the market, often with multiple tiers of devices with unique profiles. Moreover, 7% of smart phone application users (representing 3% of all adults nationwide) say they currently have a dating application on their mobile phone. In fact, online daters now spend more time on dating applications than they do on the websites themselves and, by 2018, it is estimated that more than 80% of the population will own a smart phone – up from 46% in 2012.

In 1970, just 28% of American adults were single; today is approximately 47%, according to the U.S. Census Bureau, which we believe supports an expanding target market for the online dating industry. Management believes that the trend for online dating migrating from desktop and laptop to mobile devices will continue.

While the online dating market is competitive, we believe that leaders will continue to emerge based on brand recognition, number of users in their network, ease of use and financial resources. Additionally, many of online dating services are free while others charge a use or monthly fee, and some others appear to be focused on an advertising-based model. We believe that at this time the size of the market is thought to be growing and viable.

Competition

The mobile application industry is characterized by rapidly evolving technology and intense competition. Other companies of various sizes engage in activities similar to ours. Many of our competitors have substantially greater financial and other resources available to them. Although we believe that there are approximately a total of 3,900+ online dating sites and mobile applications available to consumers to choose from, management believes the following represent the most serious competition to our service:

●	Coffee Meets Bagel: Similar to timed shopping sites, this free application sends one match to each user every day at noon. Users can see that person’s picture and profile and have only 24 hours to decide if they want to go on a date with them or not by clicking “yes” or “pass.”

●	eHarmony Mobile: One of the largest dating sites, eHarmony has provided services in this industry for more than 10 years. Upon downloading the free mobile app, members can complete a relationship questionnaire at no charge, receive a detailed personality profile for free, receive daily matches, send icebreakers, communicate with matches for free during free communication events, and when subscribed, freely communicate with matches. Unlike other dating applications, eHarmony takes into account things like common personality traits, interests, values and beliefs to make its matches.

●	HowAboutWe: With a similar interface to Twitter, How About We offers users the ability to post statuses such as, “How About We...hook up tonight!” Users can message other How About We users by upgrading to one of How About We’s messaging packages. By doing this, users are able to read messages from other users, ask users “out,” and respond when someone is intrigued. Although its subscription based, How About We lets users remain in charge by choosing the type of date they want to go on.

●	Match.com Mobile: Launched in April of 1995, Match.com is one of the largest online dating companies in the world. It is credited for pioneering the online dating industry and now serves 24 countries and territories and hosts Web sites in 15 different languages. Its mobile app, Match.com Mobile, was introduced in 2003 and offers users a profile that can be perused by other users through various search options. Eighty percent of its five million application users are under the age of 35. Searching other users’ profiles is free of charge, however only paying members may email or text each other.

●	OKCupid-Blind Dating App: Launched in 2004 and acquired by Match.com for $50 million in 2010, OKCupid’s free mobile application calculates match percentages using a patent pending algorithm that is based on how users respond to questions, such as “how messy are you?” and “have you ever cheated in a relationship?” The application requires that users reveal a few basic details, including first name, age, whether the user prefers men or women, and a profile picture, which the application will scramble. Next, the application prompts the user to create a date. Alternatively, the user can peruse other scrambled profile pictures and date offers from their matches.

●	PlentyOfFish: Founded in 2003 in Vancouver, PlentyOfFish has over 70 million registered users across the globe and 50,000 new members every day – 70% of its usage takes place solely via its mobile app. While it is free to use, the application offers premium services as part of their upgraded membership, such as seeing when a user profile was viewed, and allowing users to see whether a message has been read and/or deleted.

●	Tinder: Introduced in mid-2012, Tinder uses Facebook profiles to gather users’ basic information and analyzes users’ social graph to match potential candidates that are most likely to be compatible, based on geographical location, number of mutual friends and common interests. Only after two users “like” each other are they free to chat within the app. Users have control over who they want to connect with so that they are not bombarded with messages or approached by people they don’t want to match with. Tinder is anonymous in that it does not post users activity within the application on Facebook or reveal their matches and interactions.

●	Skout: One of the largest online dating platforms with over five million users using the free app, Skout’s “Meet Me” feature allows users to flip through and see who’s nearby and ready to hook up. Users can see who’s checked them out, send messages and send wink bombs.

Competitive Strength

We believe that the Flikdate solution possesses certain advantages over the dating programs of our competitors. These include:

●	Product focus. The Flikdate team is focused on optimizing the user’s product experience from the very first launch of the application, to subsequent returns with and without prompting. We believe that our unique holistic approach to user experience design, coupled with viewing performance marketing as part of the product cycle, counts as one of our greatest strengths;

●	Patented technology. We have a broad technology patent covering all aspects of timed video dating;

●	Mobile first and mobile only. Most incumbent dating companies built their businesses (and business models) before the smartphone revolution. However – we are now living in a so-called post-PC world. As such, transitioning these pre-mobile business models into mobile only is an extremely difficult task to pull off. However, with flikdate, both the user experience and the monetization model was designed from the ground up to leverage touchscreen smartphones; and

●	Broad platform. Both major smartphone platforms have dedicated application developer teams. We are in preliminary discussions to explore a partnership to bring flikdate into the living room also (via Microsoft Xbox) – always focusing on maximizing the amount of people who can use flikdate (but never forgetting to keep it very easy to use).

Our Product

We provide users with the following products relating to their user experience:

●	Flikbank. Flikdate has an in-application currency called “fliks”, and a new concept called “digital chivalry”:

●	“Fliks”

●	It costs one flik to see another person.

●	Two fliks to get another 90 seconds of chat time, and give fliks to add a person to your datebook.

●	Under a new concept called “Digital chivalry”, if a man proposes a date- it costs him two fliks, but his date would pay nothing. If he adds her to his date list (and she agrees) its costs five fliks.

●

Revenue Model

The user can do everything in the application for “free” since they are given additional fliks by the passage of time. However if they want to engage in a higher volume of activity ahead of the free fliks, they are required to buy “fliks.” A user’s flik balance is recharged to 25 fliks each day for free. An additional 25 fliks can be purchased for $1.00 at any time. Our revenue model includes:

●	Premium Model: Using an upfront download fee for the “Fliks” purchased, this is the most straightforward and obvious way to monetize a mobile application.

●	Freemium Model: The application is a free download and contains content for purchase inside the application (aka in-app purchases) or an upgrade option to a premium version.

●	Ad Networks: The application and all its content can be completely free and still generates revenue through advertising.

Platform Solutions: We believe that the Flikdate platform provides the following benefits to members:

●	Easy to get started. We believe flikdate’s unique onboarding process, which is the process to get started on the app, is the industry’s fastest by several orders of magnitude. Our competitors usually force users into a very lengthy onboarding process requiring them to create an account, add photos, add a credit card etc. – a very cumbersome process that both scares and confuses potential users;

●	Fast to use. We believe that the whole idea of casual dating applications is to allow the user to dip into and out of the experience as easily as possible. They can “flikdate” for only 5 minutes while waiting in line at a grocery store, or if they can “flikdate” for several hours. The technology is designed to function equally well for both types of users;

●	Authenticity. The most common complaint with traditional online dating is that people look nothing like the pictures. The photos used in profile are often older, photo shopped or professionally-lit, creating a chain of distrust and disappointment for many users. Real-time phone or mobile tablet video is real and nearly impossible to fake. We believe only our technology capitalizes on this advantage;

●	Step-by-step interactions. Most dating sites and mobile apps rush directly from browsing and text chatting to the first date or “real-world” meeting. This effectively creates a “Blind Date” situation, which induces high-stress, and has a low probability for success since there were only nominal notions of compatibility before meeting. Our technology allows for a smooth transition from image browsing, to text chatting, to video voicemails to real-time video. We believe the flikdate solution can dramatically increase the interaction between people who are interested in each other, and improve the odds for success;

●	Monetizing our business model. Many dating applications are free – which is not a very sustainable business model. We studied the dynamics of extremely successful online games such as Candy Crush Saga and Clash of Clans - and used their proven “gamification” models to improve our monetization, such as spending credits faster and reloading faster. We believe that this has led to a strong roadmap for the next releases of the flikDate application.

Marketing

Our primary marketing focus is on increasing our user base, supported by technological stability and continuous technical improvements. Our strategy for growth includes various user acquisition channels, such as:

●	App Store Optimization & Promotions

●	Public Relations & TV coverage. Initial tests show the rapid and sustainable impact of PR on customer acquisition, including promotion on popular tv shows, such as the Today show, Steve Harvey show and future outlets;

●	Paid Search

●	Youtube / Videos. Creating grass-root style PR videos directly, and indirectly through audience outreach drives, download and engagement;

●	In-App Mobile Ad Networks, which currently provides lower performance due to small form factors, but is rapidly gaining

●	Affiliate Networks. Includes dating networks to “meet-ups” to other sites with similar target audiences provide a fixed customer acquisition cost at scale

●	Partnerships. After we have enhanced our user base over the next two to three years, we will seek to leverage selectively the existing incumbents in the online dating space for database customer acquisition and growth. This includes revenue share deals, affiliate traffic deals and possible joint ventures.

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

Our marketing strategy includes:

●	Targeting Twitter users;

●	Using social video outlets to showcase information animated video we have created to describe the flikdate experience;

●	Creating a basic Tumblr or like blog;

●	Using Facebook through the creation of a Facebook page where we can actively engage our user and drive downloads of the Flikdate app;

●	Creating engagement mechanisms for our flikdate application to reconnect with consumers and remind them of flikdate’s presence on their device; and

●	Staging events that will generate human interest buzz for our product.

We intend to lend ongoing online support to all of our marketing efforts through Google keyword search optimization and banner advertisement placement. And as social media continues to evolve, we intend to adopt emerging new social channels and technologies that demonstrate capabilities to further enhance and extend our efforts in the most cost efficient manner possible.

Intellectual Property & Technology

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

Regulation

We are subject to various federal, state and local laws that govern the conduct of our business, including state and local regulations. We do not anticipate at this time that the costs of complying with any such regulations will have a material effect on its business or financial condition.

As part of our business, we will receive, transmit and store a large volume of personal information and other user data (including credit card data) in connection with providing online products and services, transactions with users and customers and advertising on our websites. The sharing, use, disclosure and protection of this information is determined by the respective privacy and data security policy we have implemented in our business. These policies are, in turn, subject to federal, state and foreign laws and regulations, as well as evolving industry standards and practices, regarding privacy and the storing, sharing, use, disclosure and protection of personal information and user data (for example, various state regulations concerning minimum data security standards, industry self-regulating principles that become standard practice and more stringent contractual protections regarding privacy and data security (and related compliance obligations)).

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

Employees

As of December 31, 2014, we had no employees and 10 contractors, of which 3 are executive officers and seven are our technical support, sales and marketing and clerical and administrative staffs. None of our employees are represented by a labor organization. We have entered into non-disclosure agreements with our key technicians and certain other employees. We consider our relationship with our employees to be good.

Corporate Headquarters

Our principal executive offices are located at 905 Pacific Avenue, Venice, CA 90291. Our telephone number is (877) 522-2636.

ITEM 1A.	RISK FACTORS

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 905 Pacific Avenue, Venice, CA 90291. We rent these offices on a month-to-month basis at a fixed rate of $3,460 per month.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending legal proceedings to which we are a party or of which any of our property is the subject.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Our common stock is quoted on the OTCQB under the symbol “FLKM.” Only a sporadic and limited market exists for our common stock. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained.

The following table sets forth, for the periods indicated, the high and low bid price for our common stock, as reported on the OTCQB. The quotations below reflect inter-dealer prices without retail mark-up, markdown or commissions and may not represent actual transactions.

Quarterly Periods ended	High Bid	Low Bid
December 31, 2014	$2.50	$1.50
September 31, 2014	$5.06	$0.96
June 30, 2014	$7.56	$1.50
March 30, 2014	$5.06	$1.01

Holders

As of March 27, 2015 we had 45 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

Transfer Agent

Our transfer agent is Interwest Transfer Co., Inc. The transfer agent’s address is 1981 Murray Holladay Road, Suite 100, Salt Lake City, UT 84117 and their phone number is (801) 272-9294.

Dividend Policy

We have never declared or paid dividends on our common stock. We do not anticipate declaring or paying dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

ITEM 6.	SELECTED FINANCIAL DATA

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the year ended December 31, 2014 to period from inception (November 28, 2012) to December 31, 2013. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

To date, the Company has had very limited revenues. We have a severe working capital shortage and are actively seeking additional financing to provide the financial resources to market and commercialize our product and services both domestically and internationally. There can be no assurance that the Company will be successful in raising additional capital on terms attractive to it and its shareholders, if at all. Even if such capital becomes available, there can be no assurance that the Company will achieve commercial success with its products and services.

Results of Operations

Year ended December 31, 2014 Compared To Period from Inception (November 28, 2012) to December 31, 2013

The Company reported a net loss of $1,160,810 for the year ended December 31, 2014 compared to a net loss of $244,131 in the period ended December 31, 2013. There was no revenue for either period reported.

Research and development expenditures were $312,684 for the year ended December 31, 2014, as compared to $150,072 for the period ended December 31, 2013. The increase of $162,612 or 108%, in the year ended December 31, 2014 is attributed to increased development work on the company’s web-based structure and additional design work to present the software.

General and administrative expenditures (excluding professional expenditures) were $338,195 for the year ended December 31, 2014, compared to $42,868 for the period ended December 31, 2013, an increase of $295,327 or 689%. The increase resulted from the increase in management fees of $116,474, investment bank fees of $48,000, and travel expenses of $21,591.

Professional expenditures were $132,245 for the year ended December 31, 2014, as compared to $26,755 for the period ended December 31, 2013, an increase of $105,490 or 394%. The increase is the result of additional accounting costs of $80,722, and legal cost of $24,767 in preparation and execution of the first combined set of financial statements of Flikdate, Inc. and FlikMedia, Inc. and the 10-K filings.

Interest expenditures were $22,297 for the year ended December 31, 2014, compared to $4,929 for the period ended December 31, 2013, an increase of $17,368 or 352%. The increase was related to the issuance of convertible notes during the year ended December 31, 2014. During the year ended December 31, 2014, the Company also had a loss on note receivable of $328,700.

Liquidity and Capital Resources

To finance the Company’s development and operating costs, the Company has obtained funding through the issuance of convertible notes. The total amount of notes received in December 31, 2014 was $750,000. On May 14, 2014 all of the convertible notes from Flikdate, Inc. and the associated interest totaling $742,262 were converted into common stock of Flikdate, Inc.

The Company used $641,115 of cash in funding operating activities during the year ended December 31, 2014, compared to $197,669 of cash in funding operating activities during the period ended December 31, 2013. During the year ended December 31, 2014, non-cash adjustments included $26,689 related to the depreciation and amortization, $4,200 for stock based compensation, $328,700 related to impairment of note receivable, $5,322 related to interest on discount on convertible debt, and net changes in operating assets and liabilities of $154,784. During the period ended December 31, 2013, non-cash adjustments included $19,507 related to the depreciation and amortization, and net changes in operating assets and liabilities of $26,955.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

FINANCIAL STATEMENTS

FLIKMEDIA, INC. AND SUBSIDIARY

December 31, 2014

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets for the year ended December 31, 2014 and 2013	F-2

Consolidated Statements of Operations for the year ended December 31, 2014 and for the period from inception (November 28, 2012) to December 31, 2013	F-3

Consolidated Statements Stockholders’ Equity (Deficit) for the year ended December 31, 2014 and for the period from inception (November 28, 2012) to December 31, 2013	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2014 and for the period from inception (November 28, 2012) to December 31, 2013	F-5

Notes to the Consolidated Financial Statements	F-6

Lichter, Yu and Associates, inc.

Certified Public Accountants

16133 Ventura Blvd., suite 450

encino, California 91436

Tel (818)789-0265 Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

FlikMedia, Inc. and Subsidiary

We have audited the accompanying balance sheet of FlikMedia, Inc. and Subsidiary (the “Company”) as of December 31, 2014 and 2013, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2014 and period from inception (November 28, 2012) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 and period from inception (November 28, 2012) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $1,404,941 and limited operating history which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Lichter, Yu & Associates, Inc.

Encino, California

March 26, 2015

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,176	$205
Prepaid expenses	60,000	-
TOTAL CURRENT ASSETS	173,176	205

NON-CURRENT ASSETS
Intangible assets, net	30,133	55,800
Property and equipment, net	9,369	1,653
Goodwill	117,224	117,224
TOTAL NON-CURRENT ASSETS	156,726	174,677

TOTAL ASSETS	$329,902	$174,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$147,711	$8,998
Accounts payable to related parties	129,730	17,957
Officer loan payable	-	11,181
Convertible notes, current portion	-	104,323
TOTAL CURRENT LIABILITIES	277,441	142,459

NON-CURRENT LIABILITIES
Convertible notes, net of discount	223,607	275,717
TOTAL NON-CURRENT LIABILITIES	223,607	275,717

TOTAL LIABILITIES	501,048	418,176

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 45,554,498 and 32,291,287 shares issued and outstanding, respectively	45,554	32,291
Common stock to be issued	4,200	-
Additional paid-in capital	1,184,041	(31,454)
Accumulated deficit	(1,404,941)	(244,131)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(171,146)	(243,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$329,902	$174,882

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 28, 2012) TO DECEMBER 31, 2013

	Years Ended
	December 31, 2014	December 31, 2013
Operating Expenses

Research and development	312,684	150,072
Depreciation and amortization	26,689	19,507
Professional fees	132,245	26,755
General and administration	338,195	42,868
Total operating expenses	809,813	239,202
Loss from operations	(809,813)	(239,202)

Other Income / (Expense)
Loss on note receivable	(328,700)	-
Interest expense	(22,297)	(4,929)
Total Other Expense	(350,997)	(4,929)

Loss before provision for income taxes	(1,160,810)	(244,131)

Provision for income taxes	-	-

Net loss	$(1,160,810)	$(244,131)

Net loss per share
Basic	$(0.032)	$(0.008)
Diluted	$(0.032)	$(0.008)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	36,315,811	32,291,287
Diluted	36,315,811	32,291,287

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 28, 2012) TO DECEMBER 31, 2013

	Preferred stock		Common stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Issued	Deficit	Deficit
Balance at December 31, 2013	-	$-	32,291,287	$32,291	$(31,454)	$-	$(244,131)	$(243,294)
Issuance of shares capital at merger	-	-	12,860,000	12,860	1,035,348	-	-	1,048,208
Common stock issued for warrants	-	-	403,211	403	(403)	-	-	-
Discount on convertible notes	-	-	-	-	180,550	-	-	180,550
Common stock to be issued	-	-	-	-	-	4,200	-	4,200
Net loss	-	-	-	-	-	-	(1,160,810)	(1,160,810)
Balance at December 31, 2014	-	$-	45,554,498	$45,554	$1,184,041	$4,200	$(1,404,941)	$(171,146)

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 28, 2012) TO DECEMBER 31, 2013

	December 31, 2014	December 31, 2013
Net loss	$(1,160,810)	$(244,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,689	19,507
Stock based compensation	4,200	-
Impairment of the notes receivable	328,700	-
Interest on discount of convertible debt	5,322	-
(Increase) decrease in current assets:
Prepaid expenses	(60,000)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	214,784	26,955
Net cash used in operating activities	(641,115)	(197,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,738)	(1,910)
Purchase of intangible assets	-	(3,994)
Cash acquired in acquisition	11,783	1,737
Net cash provided by investing activities	3,045	(4,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan, net	(11,181)	(819)
(Purchase) issuance of common stock	(63)	837
Convertible notes	762,285	202,023
Net cash provided by financing activities	751,041	202,041

Net increase in cash and cash equivalents	112,971	205

Cash and cash equivalents at the beginning of the period	205	-

Cash and cash equivalents at the end of the period	$113,176	$205

SUPPLEMENTAL DISCLOSURES:

Common stock issued for conversion of notes and warrant	$742,262	$-

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Cash and Cash Equivalents

Cash and equivalents include cash in hand and cash in demand deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC 740, “Income Taxes”. Under FASB ASC 740, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial statement reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities.

The Company has significant income tax net operating losses; however, due to the uncertainty of the realize-ability of the related deferred tax asset and other deferred tax assets, a valuation allowance equal to the amount of deferred tax assets has been established at December 31, 2014 and 2013.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merit.

The Company’s federal and state income tax returns for the tax years 2011, 2012 and 2013 remain subject to examination for federal and state taxes.

Fair Value of Financial Instruments

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our consolidated balance sheet, where it is practicable to estimate that value. As of December 31, 2014, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” we measure certain financial instruments at fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Property& equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows:

Computer hardware	3 to 7 years
Furniture and equipment	3 to 5 years

Furniture and equipment consisted of the following at December 31, 2014 and 2013:

	2014	2013
Furniture & equipment	$10,648	$1,910
Less: Accumulated depreciation	(1,279)	(257)
	$9,369	$1,653

For the years ended December 31, 2014 and 2013, depreciation expense was $1,022 and $257, respectively.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. No events or changes in circumstances indicate that impairment existed as of December 31, 2014.

Valuation of Long-Lived Assets

Long-lived assets include equipment and intangible assets other than those with indefinite lives. We assess the carrying value of our long-lived asset groups when indicators of impairment exist and recognize an impairment loss when the carrying amount of a long-lived asset is not recoverable from the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Indicators of impairment include significant underperformance relative to historical or projected future operating results, significant changes in our use of the assets or in our business strategy, loss of or changes in customer relationships and significant negative industry or economic trends. When indications of impairment arise for a particular asset or group of assets, we assess the future recoverability of the carrying value of the asset (or asset group) based on an undiscounted cash flow analysis. If carrying value exceeds projected, net, undiscounted cash flows, an additional analysis is performed to determine the fair value of the asset (or asset group), typically a discounted cash flow analysis, and an impairment charge is recorded for the excess of carrying value over fair value.

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

Basic and Diluted Net Loss per Common Share

Basic and diluted net loss per share attributable to common stockholders is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Our potentially dilutive shares, which include outstanding common stock warrants, have not been included in the computation of diluted net loss per share attributable to common stockholders for all periods presented, as the results would be antidilutive. Such potentially dilutive shares are excluded when the effect would be to reduce net loss per share.

F-8

	2014	2013

Net loss	$(1,160,810)	$(244,131)

Net loss per share
Basic and Diluted:	$(0.032)	$(0.008)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	36,315,811	32,291,287
Diluted	36,315,811	32,291,287

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

The Company evaluated its goodwill for impairment on December 31, 2014, and concluded there was no impairment as of that date.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15). The guidance in ASU 2014-15 sets forth management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management’s plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, Income Statement – Extraordinary and Unusual items (Subtopic 225-20), Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (ASU 2015-01). The amendment eliminates from U.S. GAAP the concept of extraordinary items. This guidance is effective for the Company in the first quarter of fiscal 2017. Early adoption is permitted and allows the Company to apply the amendment prospectively or retrospectively. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2014, the Company has no revenue, and has an accumulated deficit of $1,404,941. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – NOTE RECEIVABLE

Following the execution of the May 12, 2014 agreement and plan of merger, at the request of Flikdate, on May 23, 2014, FlikMedia made a $325,000 loan to an unrelated entity Social Technology Holdings, Inc., evidenced by a 90 day, 6% note, secured by a lien on the assets of the borrower. A third party company agreed to purchase the note from the Company for the principal amount plus accrued interest, in the event that the borrower has not repaid the loan by the maturity date. On September 10, 2014 the Company agreed to extend the maturity date to November 15, 2014. Based on information obtained by management regarding the borrowers and the guarantor, management has deemed that they are both unwilling and unable to repay the loan in any responsible time frame, and not without being ordered by a court to do so. Accordingly, management has determined that it is in the best interest of its shareholders that it not pursue collection activity at this time. The note was written off as of December 31, 2014.

Note 5 – MERGER AGREEMENT

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

The following table presents the allocation of the acquisition cost, including professional fees, and other related acquisition costs, to the assets acquired and liabilities assumed:

Cash and cash equivalents	$1,737
Development costs, net	55,611
Trademarks	15,444
Total assets	$72,792

Loans payable	$12,000
Notes payable	178,016
Total liabilities	$190,016

Net tangible assets acquired	$(117,224)

Cost
Total cost of investment	$-
Less intangible asset (Design)	-
Net tangible assets acquired	117,224

Goodwill	$117,224

There was no difference in the book value and the fair market value for the assets acquired.

Note 6 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
Development costs	$77,000	$77,000
Trademarks	19,438	19,438
Intangible assets	96,438	96,438
Accumulated amortization	(66,305)	(40,638)
	$30,133	$55,800

Development costs are amortized over 3 years. Amortization expense was $25,667 and $19,250 for the years ended December 31, 2014 and 2013, respectively.

Trademarks were deemed to have indefinite lives and are not amortized but are tested for impairment. As of December 31, 2014, the Company concluded there was no impairment.

The Company’s amortizable intangible asset is expected to be fully amortized by December 31, 2015. Amortization is estimated to be:

December 31, 2015	$10,695
Total	$10,695

Note 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2014 and December 31, 2013, accounts payable and accrued expenses consist of the following:

	December 31, 2014	December 31, 2013
Accounts payable	$163,342	$10,804
Accrued wages	81,095	-
Accrued expenses	28,250	16,151
Accrued interest	4,753	-
Total	$277,440	$26,955

Note 8 – OFFICER LOAN

The Company has a loan payable in the amount of $0 and $11,181 to an officer and shareholder as of December 31, 2014 and December 31, 2013, respectively. The loan was interest free and due on demand.

Note 9 – CONVERTIBLE NOTES

Convertible Notes for Flikdate, Inc.

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

In connection with the issuance of the $350,000 note, the Company issued warrants giving the note holder the right to purchase $70,000 in shares of common stock for $100. A stock warrant liability of $69,900 was recorded as a discount against the loan payable and is being amortized over the five-year life of the warrant. There was no vesting period (See Note 10).

All convertible notes were converted into 1,912,674 shares of common stock of Flikdate, Inc. on May 14, 2014 including accrued interest through the date of conversion.

Convertible Notes for FlikMedia, Inc.

Between October 26 and December 9, 2014, the Company entered into several convertible note agreements totaling $400,000. Terms of the convertible note include interest at the rate of ten percent per annum, compounded annually payable upon maturity and the right to convert the note automatically at the next equity financing or upon the event of a corporate transaction prior to full payment of a note or prior to the time when a note may be converted with interest.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $180,550. The value of these warrants, along with the value of previously issued warrants, was amortized during the year ended December 31, 2014, resulting in a final debt discount balance of $176,393 as of December 31, 2014 (See Note 10).

As of December 31, 2014 and 2013 outstanding convertible notes payable consisted of the following:

	December 31, 2014	December 31, 2013
Convertible note, due October 9, 2014	$-	$104,323
Convertible note, due March 10, 2015	-	20,368
Convertible note, due May 10, 2015	-	25,290
Convertible note, due June 30, 2015	-	230,059
Convertible notes, due October – December 2019	400,000	-
Convertible notes, total	$400,000	$380,040

Current portion	-	104,323
Long term portion	400,000	275,717
Less debt discount	(176,393)	-
Convertible notes, net	$223,607	$380,040

For the years ended December 31, 2014 and 2013, interest expenses for the convertible loans net of discounts for warrants was $22,297 and $4,929, respectively.

Note 10 – STOCK WARRANT

Stock Warrant for Flikdate, Inc.

On April 16, 2014, the Company issued a stock warrant in conjunction with the $350,000 convertible loan above giving the note holder the right to purchase additional $70,000 worth of common stock for $100. A stock warrant liability of $69,900 was recorded as a discount against the loan payable and is being amortized over the five-year life of the warrant. There is no vesting period. On May 14, 2014, the warrant holder exercised their rights under the agreement and chose a net cashless exercise option and 179,658 shares of common stock were issued based on a predetermined calculation. Interest of $1,165 was recorded for the discount of the debt for the period from April 16, 2014 through May 14, 2014.

Stock Warrant for FlikMedia, Inc.

In connection with the issuance of the $400,000 convertible notes, the Company issued warrants to all the convertible loan holders to purchase an aggregate of 80,000 shares of common stock. The warrants have an exercise price of $1 per share and expires 5 years from the date of the convertible loan. The fair value of the warrants was estimated at $180,550 using a Black-Scholes model with the following assumptions: expected volatility of 165.83% to 171.12%, risk free interest of 1.57% to 1.64%, expected life of 5 years and no dividends. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan. The final debt discount balance as of December 31, 2014 was $176,393.

Note 11 – RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, the Company contracted services from a related companies controlled by shareholders and officers of this Company. Contracted services included management fees, consulting expenses, rent and development costs that amounted to $376,886 and $82,380, respectively.

As of December 31, 2014 and 2013, the company had accounts payable to the related companies for $118,730 and $82,380, respectively and a reimbursement payable to the president of the Company for $11,000 as of December 31, 2014.

On November 4, 2014, the Company entered into a consulting agreement with a company owned by their Interim Chief Financial Officer to provide monthly accounting and financial services. The monthly fees for these services is $4,200 plus 50% of the fees earned to be paid in common stock each quarter. As of December 31, 2014, the Company paid $8,400 for the monthly accounting service and recorded $4,200 for shares to be issued.

On April 16, 2014 the Company entered into a $350,000 convertible loan agreement with a $70,000 warrant, as discussed in Note 9, with a financial fund. The general partners of the financial fund are directors and officers of this Company. The loan and the warrant was converted into common shares on May 14, 2014.

Note 12 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares Preferred Stock authorized at a par value of $0.001 and there are no outstanding as of December 31, 2014 and December 31, 2013.

Common Stock

The Company has 75,000,000 shares of Common Stock authorized at a par value of $0.001 as of December 31, 2014 and December 31, 2013. There were 45,554,498 shares issued and outstanding as of December 31, 2014 and 32,291,287 shares issued and outstanding as of December 31, 2013.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 13 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the years ended December 31, 2014 and 2013:

Income Tax Expense

	2014	2013
Current	$-	$-
Deferred	-	-
Total	$-	$-

The following are the components of loss before income tax reflected in the Statement of Operations for the years ended December 31, 2014 and 2013:

Components Of Loss Before Income Tax

	2014	2013
Loss before income tax	$(1,160,810)	$(244,131)

Income tax	$-	$-

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the period ended December 31, 2014:

Income Tax Rate Reconciliation

	2014	2013
US statutory rates	34%	34%
Loss from operations	(34)%	(34)%
Tax expense at actual rate	-%	-%

Note 14 – SHARE EXCHANGE AGREEMENT

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

Note 15 – SUBSEQUENT EVENTS

Management has evaluated subsequent events or transactions occurring through the date the financial statements were issued for transactions and other events that may require adjustment of and/or disclosure in such financial statements.

In February and March 2015, the Company issued $125,000 in convertible note payable. Terms of the convertible note include interest at the rate of ten percent per annum, compounded annually payable upon maturity and the right to convert the note automatically at the next equity financing or upon the event of a corporate transaction prior to full payment of a note or prior to the time when a note may be converted with interest. In connection with the issuance of the $125,000 convertible notes, the Company issued warrants.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTINGS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective as of September 27, 2014, we dismissed Sadler, Gibb & Associates, LLC as the Company’s independent registered public accounting firm.

The report of Sadler, Gibb & Associates, LLC on our financial statements for the fiscal year ended May 31, 2014, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that such report included an explanatory paragraph with respect to our ability, in light of its lack of revenues and history of losses, to continue as a going concern.

During the year ended May 31, 2014, and through September 27, 2014, there were no (a) disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K) with Sadler on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Sadler’s satisfaction, would have caused Sadler to make reference to the subject matter thereof in connection with its reports for such years; or (b) reportable events, as described under Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2014, our internal control over financial reporting was not effective.

15

The Public Company Accounting Oversight Board has defined a material weakness as a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Based on its evaluation, the Company’s Chief Executive Officer and Chief Financial Officer identified the following material weaknesses that existed in the design or operation of our internal control over financial reporting.

●	We have insufficient quantity of dedicated resources and experienced personnel involved in reviewing and designing internal controls. As a result, a material misstatement of the interim and annual financial statements could occur and not be prevented or detected on a timely basis.

●	We have not achieved the optimal level of segregation of duties relative to key financial reporting functions. The deficiency in our internal control is related to a lack of segregation of duties due to the size of the accounting department and the lack of experienced accountants due to the limited financial resources of the Company. We continue to actively search for additional capital in order to be in position to add the necessary staff to address this material weakness. We are also assessing how we can improve our internal control over financial reporting with the current number of employees in an effort to remediate this lack of segregation of duties.

●	We did not perform an entity level risk assessment to evaluate the implication of relevant risks on financial reporting, including the impact of potential fraud related risks and the risks related to non-routine transactions, if any, on our internal control over financial reporting. Lack of an entity-level risk assessment constituted an internal control design deficiency which resulted in more than a remote likelihood that a material error would not have been prevented or detected, and constituted a material weakness.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age and position of our executive officers and the members of our Board of Directors.

Name	Age	Position

Nikola Bicanic	40	Chief Executive Officer and Director

Olivier Chaine	41	Chief Operating Officer, Chief Marketing Officer and Director

David R. Wells	52	Interim Chief Financial Officer

Arben Kryeziu	36	Chief Technology Officer

Each director holds a term of office that expires at the next annual meeting of stockholders and until his successor has been elected and qualified. Our officers are elected by the Board of Directors and hold office at the will of the Board.

Nikola Bicanic

Mr. Bicanic has been the chief executive officer of Flikdate since its inception in 2012. He is an inventor and entrepreneur with one issued US patent on which he is a co-inventor. His commercial experience has focused in the start-up and capital formation functions of technology based businesses. From 2009 to 2012 he was CEO and co-founder of EchoEcho, a location based technology funded principally by Google Ventures and ProFounders Capital. Prior thereto, he operated and successfully sold DeltaBravo Limited, an e-commerce solutions agency which launched the e-commerce arm of European retail giant Arcadia Group. A serial entrepreneur, Mr. Bicanic has been an investor in and advisor to many technology startups. He is also a co-founder and investment committee member of mBloom Fund I LP, a venture and business startup fund based in Hawaii and funded by the Hawaii government together with private investors in a private-public investment partnership. Born and raised in Croatia, Mr. Bicanic attended Cambridge University and earned an MA in Chemistry. Mr. Bicanic was selected to a board because of his role as our Chief Executive Officer and his industry experience in technology development.

Olivier Chaine

From 2003 to 2006, Mr. Chaine founded and led a highly successful online marketing agency, The Marketing Architects. In 2003, he was recruited as the Interim Chief Technology Officer of StrongMail Systems, for which he established business processes, launched its v1 platform in beta as well as helped to secure its first round of funding from Evercore and Sequoia Capital, the venture capitalists behind Google, Yahoo!, Cisco and Apple. During the three years between 2000 and 2003, Mr. Chaine served as the Vice President of Technology and Web Operations for the original team at LowerMyBills.com, which was acquired by Experian for over $400 million. Between 1997 and 2000, Mr. Chaine was employed at USWeb/CKS, the world’s leading interactive professional services firm with over 70 global offices. As Senior Director of Business Strategy and Technology, he oversaw more than 20 projects for clients, including Time Warner, Kaiser Permanente and LAVote.net, the first real-time online election reporting system. He began his career as an aerospace engineer, working first for Lockheed Flight Systems on a gesture recognition program for combat helicopter pilots and later for Northrop Grumman on a GPS-guided parafoil delivery system. Mr. Chaine earned his BS in Engineering from Harvey Mudd College in Claremont, CA and remains an active alumni Member, frequently speaking to students on entrepreneurship. Mr. Chaine was selected to a board because of his role as our Chief Marketing Officer and Chief Operating Officer, and his industry experience in marketing.

David R. Wells

Mr. Wells founded DRW Consulting, Inc. (now StoryCorp Consulting dba Wells Compliance Group) in 2007, which provides services to small growing public companies. From December 2009 to March 2013 he was the President and Chief Financial Officer of Sionix Corporation and he served on the board of directors. He has experience working with auditors and regulatory agencies to rapidly address non-conforming situations and assisting companies who desire to increase their internal controls. Mr. Wells earned a BA in Finance and Entrepreneurship from Seattle Pacific University, and holds an MBA from Pepperdine University.

Arben Kryeziu

Mr. Kryeziu is the co-founder, CEO and Chairman of Code Rebel Inc. a software technology company and since 2001 has been the principal owner of BumpNetworks Ltd., a technology consulting company. He also currently holds the following positions: General Partner of mbloom Partners, a general partner of Hawaiian venture funds (since 2013) and founder of Ozolio LLC (since 2012). Mr. Kryeziu was previously Senior VP Engineering of Echoecho Media Inc. from 2011 to 2012, and CTO of Paradise Television Network from 2002 to 2005. Mr. Kryeziu was raised in Germany, and is a dual US and German citizen. He holds four issued US patents in the field of media data processing. He received a BS degree in logistics from Berufsakademie Stuttgart in 1999, and a BS in computer science from Fachhochschule Darmstadt in 2000.

Director Independence

We currently do not have any independent directors.

Board Committees

We currently do not have an audit committee, a compensation committee or a nominating and corporate governance committee and our Board of Directors performs the principal functions of these committees. We have elected not to have these committees due to our limited number of executive officers and employees. In addition, we currently do not have an audit committee financial expert on our Board of Directors. We believe that we do not need an audit committee financial expert because the cost of hiring an audit committee financial expert to act as one of our directors and to be a member of an audit committee outweighs the benefits of having an audit committee financial expert at this time.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the Securities and Exchange Commission, and furnish us with copies of the reports. The Securities and Exchange Commission has designated specific due dates for these reports.

Based solely on our review of copies of the reports received, and written representations from our directors and officers, we believe that the following persons subject to reporting under Section 16(a) of the Exchange Act did not timely file all required reports pursuant to such section concerning our common stock in 2014.

Name	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Nikola Bicanic	1	1	2
Olivier Chaine	1	1	2
David R. Wells	1	0	2
Arben Kryeziu	1	1	2

Code of Ethics

The Company does not have a code of ethics for our principal executive or principal financial officers, due to our size and current stage of development. The Company’s management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations. The Company expects to adopt a Code of Conduct and Ethics during this year.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Nikola Bicanic and Olivier Chaine were each awarded a bonus for their services in 2014 of $51,095 and $30,000, respectively. No other compensation was paid by the Company to any of its executive officers during the fiscal years ended December 31, 2014 and 2013.

Employment Agreements

We do not currently have employment agreements with any of our executive officers or directors. We are in the process of finalizing the employment agreement for our Interim Chief Financial Officer, David Wells.

17

Potential Payments Upon Termination or Change-in-Control

None.

Compensation of Directors

Our directors have not received compensation from the Company. However, we intend to review and consider future proposals regarding board compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Outstanding Equity Awards at Fiscal Year End Table

None.

Equity Compensation Plan Information

We do not have a equity compensation plan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of the date of this report with respect to the beneficial ownership of our Common Stock for (i) each director and officer, (ii) all of our directors and officers as a group, and (iii) each person known to us to own beneficially five percent (5%) or more of the outstanding shares of the Company’s common stock.

To our knowledge, except as indicated in the footnotes to this table or pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to the shares of common stock indicated. The address of each of the following beneficial owners is 905 Pacific Avenue, Venice, CA 90291.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Nikola Bicanic, CEO, Director	8,593,260	18.86%
Arben Kryeziu, CTO (2)	8,593,260	18.86%
Olivier Chaine, COO, Director	4,546,182	9.98%
David R. Wells, Interim CFO	-	-%
All Officers and Directors as a Group (4 persons)	20,855,911	26.13%

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

(2) Held of record by Arben & Crystal Kryeziu’ Family Trust, A trust formed for the benefit of the family of Arben Kryeziu. Mr. Kryeziu, as trustee, has sole voting and dispositive power of the shares owned by the trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On July 25, 2014, an aggregate of 12,300,000 shares of Company Common Stock issued in January 2014 to David Walters, Peter Wells, Joe Lopez, BDMG, Inc. and First Rate Boxing were returned to FlikMedia and cancelled. Such cancelled shares included an aggregate of 4,300,000 of the 7,000,000 shares of Company Common Stock then owned by David Walters, our CEO at the time, and Peter Wells, our Secretary at the time.

Except as set forth above, there were no material transactions, or series of similar transactions, during our last two fiscal years, or any currently proposed transactions, or series of similar transactions, to which we or any of our subsidiaries was or is to be a party, in which the amount involved exceeded the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years and in which any director, executive officer or any security holder who is known to us to own of record or beneficially more than five percent of any class of Company Common Stock, or any member of the immediate family of any of the foregoing persons, had an interest.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees. Audit fees for 2014 and 2013 consisted of fees related to the audit and review of our consolidated financial statements, review of our interim consolidated financial statements, review of certain financial statements and consents related to registration statements. We were billed $46,500 by Lichter, Yu and Associates, Inc. for 2014 and $8,875 by Sadler, Gibb & Associates, LLC for 2013, respectively.

Audit-Related Fees. We did not incur any audit-related fees for 2014 and 2013.

Tax Fees. We did not incur any audit-related fees for 2014 and 2013.

All Other Fees. There were no other service fees for 2014 or 2013.

Approval of Independent Registered Public Accounting Firm Services and Fees

The SEC requires that before our independent registered public accounting firm is engaged by us to render any audit or permitted non-audit related service, the engagement be either: (i) approved by our audit committee or (ii) entered into pursuant to pre-approval policies and procedures established by the audit committee; provided that the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

We do not have an audit committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees for 2014 and 2013 were pre-approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following are filed as part of this Annual Report:

1.	Financial Statements

The financial statements filed as part of this Annual Report begin on page F-1.

2.	Financial Statement Schedules

All schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or the Notes thereto.

3.	Exhibits

The following exhibits are required by Item 601 of Regulation S-K.

(a) Documents filed as part of this Annual Report.

1.	Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2014 and December 31, 2013
Statements of Operations for the Years Ended December 31, 2014 and period from inception (November 28, 2012) to December 31, 2013
Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2014 and period from inception (November 28, 2012) to December 31, 2013
Statements of Cash Flows for the Years Ended December 31, 2014 and period from inception (November 28, 2012) to December 31, 2013
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

Exhibit Index

Exhibit. No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger – Nevada / Name Change to CrossBox, Inc. (*)
3.4	Certificate of Merger – Delaware (2)
3.5	Articles of Merger – Nevada / Name Change to FlikMedia, Inc. (2)
10.1	Merger Agreement dated July 6, 2014 (2)
14.1	Code of Ethics
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed Herewith

(1)	Incorporated by reference from the S-1 Registration Statement filing date 2010-07-22.

(2)	Incorporated by reference from the Current Report filing date 2014-08-12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIKMEDIA, INC.

Date: March 31, 2015	By:	/s/ Nikola Bicanic
Nikola Bicanic
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nikola Bicanic	Chief Executive Officer and Director	March 31, 2015
Nikola Bicanic	(Principal Executive Officer)

/s/ David R. Wells	Interim Chief Financial Officer	March 31, 2015
David R. Wells	(Principal Finance and Accounting Officer)

/s/ Olivier Chaine	Chief Operating Officer, Chief Marketing Officer and Director	March 31, 2015
Olivier Chaine

