Form 10-K/A
period 2014-12-31
FlikMedia, Inc.
filed 2015-05-19
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015 (the “Form 10-K”), is to restate our consolidated financial statements and related footnote disclosures for the year ended December 31, 2014.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Results of Operations

Year ended December 31, 2014 Compared To Period from Inception (November 28, 2012) to December 31, 2013

The Company reported a net loss of $1,166,154 for the year ended December 31, 2014 compared to a net loss of $244,131 in the period ended December 31, 2013. There was no revenue for either period reported.

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

Interest expenditures were $27,641 for the year ended December 31, 2014, compared to $4,929 for the period ended December 31, 2013, an increase of $22,712 or 461%. The increase was related to the issuance of convertible notes during the year ended December 31, 2014. During the year ended December 31, 2014, the Company also had a loss on note receivable of $328,700.

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

The Company used $641,115 of cash in funding operating activities during the year ended December 31, 2014, compared to $197,669 of cash in funding operating activities during the period ended December 31, 2013. During the year ended December 31, 2014, non-cash adjustments included $26,689 related to the depreciation and amortization, $4,200 for stock based compensation, $328,700 related to impairment of note receivable, $10,666 related to interest on discount on convertible debt, and net changes in operating assets and liabilities of $154,784. During the period ended December 31, 2013, non-cash adjustments included $19,507 related to the depreciation and amortization, and net changes in operating assets and liabilities of $26,955.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements begin on page F-1.

FINANCIAL STATEMENTS

FLIKMEDIA, INC. AND SUBSIDIARY

December 31, 2014

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets for the year ended December 31, 2014 (Restated) and 2013	F-2

Consolidated Statements of Operations for the year ended December 31, 2014 (Restated) and for the period from inception (November 28, 2012) to December 31, 2013	F-3

Consolidated Statements Stockholders’ Equity (Deficit) for the year ended December 31, 2014 (Restated) and for the period from inception (November 28, 2012) to December 31, 2013	F-4

Consolidated Statements of Cash Flows for the year ended December 31, 2014 (Restated) and for the period from inception (November 28, 2012) to December 31, 2013	F-5

Notes to the Consolidated Financial Statements	F-6

Lichter, Yu and Associates, inc.

Certified Public Accountants

16133 Ventura Blvd., suite 450

encino, California 91436

Tel (818)789-0265 Fax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

FlikMedia, Inc. and Subsidiary

We have audited the accompanying balance sheet of FlikMedia, Inc. and Subsidiary (the “Company”) as of December 31, 2014 (as restated) and 2013, and the related statement of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2014 (as restated) and period from inception (November 28, 2012) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 (as restated) and 2013, and the results of its operations and its cash flows for the year ended December 31, 2014 (as restated) and period from inception (November 28, 2012) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has an accumulated deficit of $1,410,285 and limited operating history which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the consolidated financial statements as of December 31, 2014 have been restated.

Lichter, Yu & Associates, Inc.

Encino, California

March 26, 2015, except for Notes 1, 2 and 9 which are as of May 14, 2015

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(RESTATED)

	December 31, 2014	December 31, 2013
	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$113,176	$205
Prepaid expenses	60,000	-
TOTAL CURRENT ASSETS	173,176	205

NON-CURRENT ASSETS
Intangible assets, net	30,133	55,800
Property and equipment, net	9,369	1,653
Goodwill	117,224	117,224
TOTAL NON-CURRENT ASSETS	156,726	174,677

TOTAL ASSETS	$329,902	$174,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$147,711	$8,998
Accounts payable to related parties	129,730	17,957
Officer loan payable	-	11,181
Convertible notes, current portion	-	104,323
TOTAL CURRENT LIABILITIES	277,441	142,459

NON-CURRENT LIABILITIES
Convertible notes, net of discount and beneficial conversion	9,501	275,717
TOTAL NON-CURRENT LIABILITIES	9,501	275,717

TOTAL LIABILITIES	286,942	418,176

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 45,554,498 and 32,291,287 shares issued and outstanding, respectively	45,554	32,291
Common stock to be issued	4,200	-
Additional paid-in capital	1,403,491	(31,454)
Accumulated deficit	(1,410,285)	(244,131)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	42,960	(243,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$329,902	$174,882

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 28, 2012) TO DECEMBER 31, 2013

(RESTATED)

	Years Ended
	December 31, 2014	December 31, 2013
	(Restated)
Operating Expenses

Research and development	312,684	150,072
Depreciation and amortization	26,689	19,507
Professional fees	132,245	26,755
General and administration	338,195	42,868
Total operating expenses	809,813	239,202
Loss from operations	(809,813)	(239,202)

Other Income / (Expense)
Loss on note receivable	(328,700)	-
Interest expense	(27,641)	(4,929)
Total Other Expense	(356,341)	(4,929)

Loss before provision for income taxes	(1,166,154)	(244,131)

Provision for income taxes	-	-

Net loss	$(1,166,154)	$(244,131)

Net loss per share
Basic	$(0.032)	$(0.008)
Diluted	$(0.032)	$(0.008)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	36,315,811	32,291,287
Diluted	36,315,811	32,291,287

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 28, 2012) TO DECEMBER 31, 2013

(RESTATED)

	Preferred stock		Common stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’
	Stock	Amount	Stock	Amount	Capital	Issued	Deficit	Deficit
Balance at December 31, 2013	-	$-	32,291,287	$32,291	$(31,454)	$-	$(244,131)	$(243,294)
Issuance of shares capital at merger	-	-	12,860,000	12,860	1,035,348	-	-	1,048,208
Common stock issued for warrants	-	-	403,211	403	(403)	-	-	-
Discount on convertible notes and beneficial conversion	-	-	-	-	400,000	-	-	400,000
Common stock to be issued	-	-	-	-	-	4,200	-	4,200
Net loss	-	-	-	-	-	-	(1,166,154)	(1,166,154)
Balance at December 31, 2014 (Restated)	-	$-	45,554,498	$45,554	$1,403,491	$4,200	$(1,410,285)	$42,960

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2014 AND FOR THE PERIOD FROM INCEPTION (NOVEMBER 28, 2012) TO DECEMBER 31, 2013

(RESTATED)

	December 31, 2014	December 31, 2013
	(Restated)
Net loss	$(1,166,154)	$(244,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,689	19,507
Stock based compensation	4,200	-
Impairment of the notes receivable	328,700	-
Interest on discount of convertible debt	10,666	-
(Increase) decrease in current assets:
Prepaid expenses	(60,000)	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	214,784	26,955
Net cash used in operating activities	(641,115)	(197,669)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(8,738)	(1,910)
Purchase of intangible assets	-	(3,994)
Cash acquired in acquisition	11,783	1,737
Net cash provided by (used in) investing activities	3,045	(4,167)

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder loan, net	(11,181)	(819)
(Purchase) issuance of common stock	(63)	837
Convertible notes	762,285	202,023
Net cash provided by financing activities	751,041	202,041

Net increase in cash and cash equivalents	112,971	205

Cash and cash equivalents at the beginning of the period	205	-

Cash and cash equivalents at the end of the period	$113,176	$205

SUPPLEMENTAL DISCLOSURES:

Common stock issued for conversion of notes and warrant	$742,262	$-

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

Note 1 – BASIS OF PRESENTATION AND ORGANIZATION (RESTATED)

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

Restatements

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2014, the Company determined that certain transactions and presentation in the financial statements had not been accounted for properly. Specifically, the beneficial conversion features related to the convertible notes had not been accounted for and the related interest expense.

The Company decided to restate the consolidated balance sheet, consolidated statement of operations, consolidated statement of stockholders’ equity (deficit) and, consolidated statement of cash flows for the year ended December 31, 2014.

The effects of these restatements and reclassifications are as follows:

BALANCE SHEET	Reported		Restated
	December 31, 2014	Adjustment	December 31, 2014
ASSETS
TOTAL ASSETS	$329,902		$329,902
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES	277,441		277,441
TOTAL CURRENT LIABILITIES	277,441		277,441

NON-CURRENT LIABILITIES
Convertible notes, net of discount and beneficial conversion	223,607	(214,106)	9,501
TOTAL NON-CURRENT LIABILITIES	223,607	(214,106)	9,501

TOTAL LIABILITIES	501 048	(214 106)	286,942

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 45,554,498 shares issued and outstanding	45,554		45,554
Common stock to be issued	4,200		4,200
Additional paid-in capital	1,184,041	219,450	1,403,491
Accumulated deficit	(1,404,941)	(5,344)	(1,410,285)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(171,146)	214,106	42,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$329,902	$-	$329,902

STATEMENT OF OPERATIONS	Reported		Restated
	December 31, 2014	Adjustment	December 31, 2014
Total operating expenses	$809,813		$809,813
Loss from operations	(809,813)		(809,813)
Other Income (Expense)
Loss on note receivable	(328,700)		(328,700)
Interest expense	(22,297)	(5,344)	(27,641)
Total Other Expense	(350,997)	(5,344)	(356,341)

Loss before provision for income taxes	(1,160,810)	(5,344)	(1,166,154)

Provision for income taxes	-	-	-

Net loss	$(1,160,810)	$(5,344)	$(1,166,154)

Net loss per share
Basic	$0.032		$(0.032)
Diluted	$0.032		$(0.032)

STATEMENT OF CASH FLOWS	Reported December 31, 2014	Adjustment	Restated December 31, 2014
Net loss	$(1,160,810)	$(5,344)	$(1,166,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,689		26,689
Stock based compensation	4,200		4,200
Impairment of the notes receivable	328,700		328,700
Interest on discount of convertible debt	5,322	5,344	10,666
(Increase) decrease in current assets:			-
Prepaid expenses	(60,000)		(60,000)
Increase (decrease) in current liabilities:			-
Accounts payable and accrued expenses	214,784		214,784
Net cash used in operating activities	$(641,115)	$-	$(641,115)

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (RESTATED)

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

Debt with Detachable Stock Purchase Warrants and Beneficial Conversion Features

The proceeds received from debt issued with detachable stock purchase warrants is allocated between the notes and the warrants, based upon the relative fair values of the two securities. The difference between the proceeds allocated to the notes and the face value of the notes is recognized as beneficial conversion feature and reflected as a discount from the convertible notes with a corresponding credit to additional paid-in capital. This beneficial conversion feature together with the value of the warrants is amortized to interest expense over the term of the debt instrument, using the effective interest method.

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

F-9

	2014	2013

Net loss	$(1,166,154)	$(244,131)

Net loss per share
Basic and Diluted:	$(0.032)	$(0.008)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	36,315,811	32,291,287
Diluted	36,315,811	32,291,287

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

Note 3 – GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2014, the Company has no revenue, and has an accumulated deficit of $1,410,285. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s amortizable intangible asset is expected to be fully amortized by December 31, 2015. Amortization is estimated to be:

December 31, 2015	$10,695
Total	$10,695

Note 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2014 and December 31, 2013, accounts payable and accrued expenses consist of the following:

	December 31, 2014	December 31, 2013
Accounts payable	$163,343	$10,804
Accrued wages	81,095	-
Accrued expenses	28,250	16,151
Accrued interest	4,753	-
Total	$277,441	$26,955

Note 8 – OFFICER LOAN

The Company has a loan payable in the amount of $0 and $11,181 to an officer and shareholder as of December 31, 2014 and December 31, 2013, respectively. The loan was interest free and due on demand.

Note 9 – CONVERTIBLE NOTES (RESTATED)

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

Convertible Notes for FlikMedia, Inc.

Between October 26 and December 9, 2014, the Company entered into several convertible note agreements totaling $400,000. Terms of the convertible note include interest at the rate of ten percent per annum, compounded annually payable upon maturity with conversion price of $1 per share and the right to convert the note automatically at the next equity financing or upon the event of a corporate transaction prior to full payment of a note or prior to the time when a note may be converted with interest.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $180,550. The fair value of the beneficial conversion feature of the notes were determined to be $ 219,450. The value of these warrants and beneficial conversion features, was amortized during the year ended December 31, 2014, resulting in a final debt discount balance of $176,393 and $214,106 for beneficial conversion feature as of December 31, 2014.

As of December 31, 2014 and 2013 outstanding convertible notes payable consisted of the following:

	December 31, 2014	December 31, 2013
Convertible note, due October 9, 2014	$-	$104,323
Convertible note, due March 10, 2015	-	20,368
Convertible note, due May 10, 2015	-	25,290
Convertible note, due June 30, 2015	-	230,059
Convertible notes, due October – December 2019	400,000	-
Convertible notes, total	$400,000	$380,040

Current portion	-	104,323
Long term portion	400,000	275,717
Less beneficial conversion feature	(214,106)
Less debt discount	(176,393)	-
Convertible notes, net	$9,501	$380,040

For the years ended December 31, 2014 and 2013, interest expense for the convertible loans net of discounts for warrants was $27,641 and $4,929, respectively.

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

Note 13 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the years ended December 31, 2014 and 2013:

Income Tax Expense

	2014	2013
Current	$-	$-
Deferred	-	-
Total	$-	$-

The following are the components of loss before income tax reflected in the Statement of Operations for the years ended December 31, 2014 and 2013:

Components Of Loss Before Income Tax

	2014	2013
Loss before income tax	$(1,166,154)	$(244,131)

Income tax	$-	$-

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

16

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

FLIKMEDIA, INC.

Date: May 18, 2015	By:	/s/ Nikola Bicanic
Nikola Bicanic
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nikola Bicanic	Chief Executive Officer and Director	May 18, 2015
Nikola Bicanic	(Principal Executive Officer)

/s/ David R. Wells	Interim Chief Financial Officer	May 18, 2015
David R. Wells	(Principal Finance and Accounting Officer)

/s/ Olivier Chaine	Chief Operating Officer, Chief Marketing Officer and Director	May 18, 2015
Olivier Chaine

