Form 10-Q
period 2015-03-31
FlikMedia, Inc.
filed 2015-05-19
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 000- 53337

FLIKMEDIA INC.

(Exact name of registrant as specified in its charter)

Nevada	27-1139744
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

905 Pacific Avenue, Venice, CA 90291
(Address of Principal Executive Offices including zip code)

(877) 522-2636

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

As of May 18, 2015, 45,554,498 shares of the issuer’s common stock, par value $0.001, were outstanding.

2

Part I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FLIKMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,776	$113,176
Prepaid expenses	45,000	60,000
TOTAL CURRENT ASSETS	52,776	173,176

NON-CURRENT ASSETS
Intangible assets, net	23,716	30,133
Property and equipment, net	8,755	9,369
Goodwill	117,224	117,224
TOTAL NON-CURRENT ASSETS	149,695	156,726

TOTAL ASSETS	$202,471	$329,902

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$186,801	$147,711
Accounts payable to related parties	171,746	129,730
TOTAL CURRENT LIABILITIES	358,547	277,441

NON-CURRENT LIABILITIES
Convertible notes, net of discount and beneficial conversion	91,548	9,501
TOTAL NON-CURRENT LIABILITIES	91,548	9,501

TOTAL LIABILITIES	450,095	286,942

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 45,554,498 shares issued and outstanding	45,554	45,554
Common stock to be issued	10,500	4,200
Additional paid-in capital	2,842,491	1,403,491
Accumulated deficit	(3,146,169)	(1,410,285)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(247,624)	42,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$202,471	$329,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	Three months ended
	March 31, 2015	March 31, 2014
Operating Expenses

Research and development	76,651	63,213
Depreciation and amortization	7,031	-
Professional fees	86,887	13,041
General and administration	1,533,371	15,213
Total operating expenses	1,703,940	91,467
Loss from operations	(1,703,940)	(91,467)

Other Income (Expense)
Interest expense	(31,944)	-
Total Other Expense	(31,944)	-

Loss before provision for income taxes	(1,735,844)	(91,467)

Provision for income taxes	-	-

Net loss	$(1,735,844)	$(91,467)

Net loss per share
Basic	$(0.038)	$(0.003)
Diluted	$(0.038)	$(0.003)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	45,554,498	32,291,287
Diluted	45,554,498	32,291,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(UNAUDITED)

	March 31, 2015	March 31, 2014
Net loss	$(1,735,884)	$(91,465)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,031	-
Stock based compensation	1,381,300	-
Interest on discount of convertible debt	21,047	-
(Increase) decrease in current assets:
Prepaid expenses	15,000	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	81,106	91,347
Net cash used in operating activities	(230,400)	(118)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Convertible notes	125,000	-
Net cash provided by financing activities	125,000	-

Net decrease in cash and cash equivalents	(105,400)	(118)

Cash and cash equivalents at the beginning of the period	113,176	205

Cash and cash equivalents at the end of the period	$7,776	$87

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2015

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

Organization

Flikdate has developed a software application to enable men and women to engage in live video social “dating” interaction on their mobile phones. The technology permits users to go on a virtual date and quickly skip – or “flik” in the parlance of the application - between multiple users. Flikdate is the world’s first real-time video speed dating platform and it anticipates generating revenue in the future from a patented technology which bills users per duration of video session.

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending March 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended March 31, 2015 are not necessarily indicative of the operating results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission on May 18, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of FlikMedia, Inc. and its wholly owned subsidiary Flikdate, Inc. All inter-company accounts and transactions have been eliminated in the preparation of these condensed consolidated statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the condensed consolidated financial statements in the period they are determined.

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

Effective November 28, 2012, the Company adopted ASU 2011-08, which allows the Company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. This step serves as the basis for determining whether it is necessary to perform the two-step goodwill impairment test. The two-step test first compares the fair value of the reporting unit to its carrying value. If the fair value exceeds the carrying value, no impairment exists, and the second step is not performed. If the fair value is less than the carrying value, the second step is performed to compute the amount of the impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The adoption did not have a material impact on the condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the three months ended March 31, 2015 that we believe would have a material impact on our financial position or results of operations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of March 31, 2015, the Company has no revenue, and has an accumulated deficit of $3,146,169. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Development costs	$77,000	$77,000
Trademarks	19,438	19,438
Intangible assets	96,438	96,438
Accumulated amortization	(72,722)	(66,305)
	$23,716	$30,133

Development costs are amortized over 3 years. Amortization expense was $7,031 and $0 for the three months ended March 31, 2015 and 2014, respectively.

Trademarks were deemed to have indefinite lives and are not amortized but are tested for impairment. As of March 31, 2015, the Company concluded there was no impairment.

The Company’s amortizable intangible asset is expected to be fully amortized by June 30, 2015. Amortization is estimated to be:

June 30, 2015	$4,278
Total	$4,278

Note 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2015 and December 31, 2014, accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
Accounts payable	$186,801	$163,343
Accrued wages	126,095	81,095
Accrued expenses	30,000	28,250
Accrued interest	15,651	4,753
Total	$358,547	$277,441

Note 5 – CONVERTIBLE NOTES

Between October 26 and December 9, 2014, the Company entered into several convertible note agreements totaling $400,000. Terms of the convertible note include interest at the rate of ten percent per annum, compounded annually payable upon maturity with exercise price of $1 per share and the right to convert the note automatically at the next equity financing or upon the event of a corporate transaction prior to full payment of a note or prior to the time when a note may be converted with interest.

In February and March 2015, the Company entered into convertible note agreements totaling $125,000. Terms of the convertible note include interest at the rate of ten percent per annum, compounded annually payable upon maturity with exercise price of $1 per share and the right to convert the note automatically at the next equity financing or upon the event of a corporate transaction prior to full payment of a note or prior to the time when a note may be converted with interest.

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $208,850. The fair value of the beneficial conversion feature of the notes were determined to be $ 255,150. The value of these warrants and beneficial conversion features, along with the value of previously issued warrants, was amortized over the life of the loan.

As of March 31, 2015 and December 31, 2014 outstanding convertible notes payable consisted of the following:

	March 31, 2015	December 31, 2014
Convertible notes, due October – December 2019	400,000	400,000
Convertible notes, due January - March 2020	125,000	-
Total	$525,000	$400,000

Current portion	-	-
Long term portion	525,000	400,000
Less Beneficial conversion feature	(238,171)	(214,106)
Less debt discount	(195,281)	(176,393)
	$91,548	$9,501

For the three months ended March 31, 2015 and 2014, interest expenses for the convertible loans net of discounts for warrants and beneficial conversion feature was $21,048 and $0, respectively.

Note 6 – STOCK WARRANT

In connection with the issuance of the $400,000 convertible notes, the Company issued warrants to all the convertible loan holders to purchase an aggregate of 80,000 shares of common stock. The warrants have a conversion price of $1 per share and expires 5 years from the date of the convertible loan. The fair value of the warrants was estimated at $180,550 using a Black-Scholes model with the following assumptions: expected volatility of 165.83% to 171.12%, risk free interest of 1.57% to 1.64%, expected life of 5 years and no dividends. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

In connection with the issuance of the $125,000 convertible notes, the Company issued warrants to all the convertible note holders to purchase an aggregate of 25,000 shares of common stock. The warrants have a conversion price of $1 per share and expire 5 years from the date of the convertible loan. The fair value of the warrants was estimated at $59,950 using a Black-Scholes model with the following assumptions: expected volatility of 161.75% to 164.60%, risk free interest of 1.28% to 1.61%, expected life of 5 years and no dividends. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

As of March 31, 2015 and December 31, 2014 outstanding stock warrants consisted of the following:

	March 31, 2015	December 31, 2014
Beginning balance	$176,393	$-
Warrants grants	28,300	180,550
Debt discount amortization	(9,412)	(4,157)
	$195,281	$176,393

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term
Balance outstanding, December 31, 2014	80,000	$1.00	4.88
Granted	25,000	$1.00	4.92
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, March 31, 2015	105,000	$1.00	4.71
Exercisable, March 31, 2015	105,000	$1.00	4.71

Note 7 – STOCK COMPENSATION

On December 18, 2014, the Board of Directors of the Company appointed Mr. David R. Wells, to serve as the Company’s Interim Chief Financial Officer. As compensation for his services, the Company agreed to issue Mr. Wells 450,000 restricted shares of common stock on the date that is 90 days from the date of the employment agreement, and an additional 100,000 restricted shares of common stock to be issued on a quarterly basis in arrears commencing on March 31, 2015 through the end of the initial employment term on December 31, 2016. During the three months ended March 31, 2015, $1,375,000 in fair value was recognized under this award. During the three months ended March 31, 2015, no shares have been issued under this agreement.

Note 8 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015 and 2014, the Company contracted services from a related company controlled by shareholders and officers of this Company. Contracted services included development and technology costs and administrative services that amounted to $76,791 and $85,946, respectively.

Note 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares Preferred Stock authorized at a par value of $0.001 and there are no outstanding as of March 31, 2015 and December 31, 2014.

Common Stock

The Company has 75,000,000 shares of Common Stock authorized at a par value of $0.001 as of March 31, 2015 and December 31, 2014. There were 45,554,498 shares issued and outstanding as of March 31, 2015 and December 31, 2014.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 10 – SUBSEQUENT EVENTS

On April 3, 2015, Mr. Olivier Chaine provided notice that he was resigning from his positions as the Chief Operating Officer, Chief Marketing Officer and as a director of FlikMedia, Inc. (the “Company”), effective as of April 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the three months ended March 31, 2015 to three months ended March 31, 2014. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Note About Forward-Looking Statements

This Quarterly Report on Form 10-Q includes statements that constitute “forward-looking statements.” These forward-looking statements are often characterized by the terms “may,” “believes,” “projects,” “intends,” “plans,” “expects,” or “anticipates,” and do not reflect historical facts. Forward-looking statements involve risks, uncertainties and other factors, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Factors and risks that could affect our results and achievements and cause them to materially differ from those contained in the forward-looking statements include those identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 under Item 1A “Risk Factors”, as well as other factors that we are currently unable to identify or quantify, but that may exist in the future. In addition, the foregoing factors may generally affect our business, results of operations and financial position. Forward-looking statements speak only as of the date the statements were made. We do not undertake and specifically decline any obligation to update any forward-looking statements.

Overview

Flikdate has developed a software application to enable men and women to engage in live video social “dating” interaction on their mobile phones. The technology permits users to go on a virtual date and quickly skip – or “flik” in the parlance of the application - between multiple users. Flikdate is the world’s first real-time video speed dating platform and it anticipates generating revenue in the future from a patented technology which bills users per duration of video session.

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

Results of Operations

Three months ended March 31, 2015 compared to three months ended March 31, 2014

The Company reported a net loss of $1,735,884 for the three months ended March 31, 2015 compared to a net loss of $91,467 in the period ended March 31, 2014. There was no revenue for either period reported.

Research and development expenditures were $76,651 for the three months ended March 31, 2015, as compared to $63,213 for the period ended March 31, 2014. The increase of $13,438 or 21%, in the three months ended March 31, 2015 is attributed to increased development work on the company’s web-based structure and additional design work to present the software.

General and administrative expenditures (excluding professional expenditures) were $1,533,371 for the three months ended March 31, 2015, compared to $15,213 for the period ended March 31, 2014, an increase of $1,518,158. The increase resulted from the increase in management fees of $1,465,000, investment bank fees of $15,000, and advertising and marketing expenses of $20,874.

Professional expenditures were $86,887 for the three months ended March 31, 2015, as compared to $13,041 for the period ended March 31, 2014, an increase of $73,846. The increase is the result of additional consulting expense of $24,099, accounting costs of $31,994, and legal costs of $15,374.

Interest expenditures were $31,944 for the three months ended March 31, 2015, compared to $0 for the period ended March 31, 2014. The increase was related to the issuance of convertible notes.

Liquidity and Capital Resources

To finance the Company’s development and operating costs, the Company has obtained funding through the issuance of convertible notes. The total amount of notes received during the three months ended March 31, 2015 was $125,000.

The Company used $230,400 of cash in funding operating activities during the three months ended March 31, 2015, compared to $118 of cash in funding operating activities during the period ended March 31, 2014. During the three months ended March 31, 2015, non-cash adjustments included $7,031 related to the depreciation and amortization, $1,381,300 for stock based compensation, $21,047 related to interest on discount on convertible debt, and net changes in operating assets and liabilities of $96,106. During the period ended March 31, 2014, non-cash adjustments included net changes in operating assets and liabilities of $91,347.

3

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4

Part II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As a smaller reporting company we are not required to provide the information required by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities that were not reported on a Current Report on Form 8-K .

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

5

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 18, 2015

FLIKMEDIA, INC.

By:	/s/ Nikola Bicanic
Name:	Nikola Bicanic
Title:	Chief Executive Officer and President
(Principal Executive Officer)

6