Form 10-Q
period 2015-06-30
FlikMedia, Inc.
filed 2015-08-18
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

or

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

As of August 18, 2015, 46,715,500 shares of the issuer’s common stock, par value $0.001, were outstanding.

2

Part I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FLIKMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$957	$113,176
Prepaid expenses	30,000	60,000
TOTAL CURRENT ASSETS	30,957	173,176

NON-CURRENT ASSETS
Intangible assets, net	-	30,133
Property and equipment, net	8,134	9,369
Goodwill	-	117,224
TOTAL NON-CURRENT ASSETS	8,134	156,726

TOTAL ASSETS	$39,091	$329,902

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$291,431	$147,711
Accounts payable to related parties	181,094	129,730
TOTAL CURRENT LIABILITIES	472,525	277,441

NON-CURRENT LIABILITIES
Convertible notes, net of discount	127,677	9,501
TOTAL NON-CURRENT LIABILITIES	127,677	9,501

TOTAL LIABILITIES	600,202	286,942

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,715,500 and 45,554,498 shares issued and outstanding, respectively	46,715	45,554
Common stock to be issued	2,100	4,200
Additional paid-in capital	3,724,280	1,403,491
Accumulated deficit	(4,334,206)	(1,410,285)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(561,111)	42,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$39,091	$329,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

(UNAUDITED)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating Expenses

Research and development	$5,500	$73,602	$82,151	$136,814
Depreciation and amortization	4,898	13,040	11,929	13,040
Professional fees	663,975	19,216	750,862	32,257
General and administration	340,345	11,645	1,873,716	26,859
Total operating expenses	1,014,718	117,503	2,718,658	208,970
Loss from operations	(1,014,718)	(117,503)	(2,718,658)	(208,970)

Other Income (Expense)
Interest expense	(36,657)	(13,386)	(68,601)	(13,386)
Impairment loss	(136,662)	-	(136,662)	-
Total Other Expense	(173,319)	(13,386)	(205,263)	(13,386)

Loss before provision for income taxes	(1,188,037)	(130,889)	(2,923,921)	(222,356)

Provision for income taxes	-	-	-	-

Net loss	$(1,188,037)	$(130,889)	$(2,923,921)	$(222,356)

Net loss per share
Basic	$(0.026)	$(0.004)	$(0.064)	$(0.007)
Diluted	$(0.026)	$(0.004)	$(0.064)	$(0.007)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	45,814,723	32,291,287	45,701,023	32,291,287
Diluted	45,814,723	32,291,287	45,701,023	32,291,287

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended
	June 30, 2015	June 30, 2014
Net loss	$(2,923,921)	$(222,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,929	13,040
Stock based compensation	2,243,600	-
Interest on discount of convertible debt	44,427	1,165
Impairment loss	136,662	-
(Increase) decrease in current assets:
Prepaid expenses	30,000	-
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	195,084	(6,937)
Net cash used in operating activities	(262,219)	(215,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,087)
Net cash used by investing activities	-	(5,087)

CASH FLOWS FROM FINANCING ACTIVITIES
(Purchase) issuance of common stock	-	(63)
Convertible notes	150,000	362,285
Net cash provided by financing activities	150,000	362,222

Net decrease in cash and cash equivalents	(112,219)	142,047

Cash and cash equivalents at the beginning of the period	113,176	205

Cash and cash equivalents at the end of the period	$957	$142,252

SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2015

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended June 30, 2015 are not necessarily indicative of the operating results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission on May18, 2015.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of FlikMedia, Inc. and its wholly owned subsidiary Flikdate, Inc. All inter-company accounts and transactions have been eliminated in the preparation of these condensed consolidated statements.

Income Taxes

The Company utilizes the liability method of accounting for income tax. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statements and tax basis of assets and liabilities measured by the current enacted tax rates in effect for the years in which these differences are expected to reverse.

The Company has adopted accounting standards for the accounting for uncertain income taxes. These standards provide guidance for the accounting and disclosure about uncertain tax positions taken. Management believes that all of the positions taken in its federal and states income tax returns are more likely than not to be sustained upon examination.

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

The Company determined that goodwill was impaired as of June 30, 2015 and recorded an impairment loss of $117,224.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash and equivalents, restricted cash, accounts receivable, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities. ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

As of June 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. As of June 30, 2015, all intangible assets were deemed to be impaired.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the six months ended June 30, 2015 that we believe would have a material impact on our financial position or results of operations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of June 30, 2015, the Company has no revenue, and has an accumulated deficit of $4,334,206. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Development costs	$77,000	$77,000
Trademarks	19,438	19,438
Intangible assets	96,438	96,438
Accumulated amortization	(77,000)	(66,306)
Impairment loss	(19,438)	-
	$-	$30,133

Development costs are amortized over 3 years. Amortization expense was $3,663 and $12,833 for the three months ended June 30, 2015 and 2014, respectively. Amortization expense was $10,694 and $12,833 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015, the Company concluded that all intangible assets including goodwill were impaired. The Company recorded $19,438 in impairment loss for the intangible asset.

Note 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of June 30, 2015 and December 31, 2014, accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
Accounts payable	$244,501	$163,343
Accrued wages	181,095	81,095
Accrued expenses	18,000	28,250
Accrued interest	28,929	4,753
Total	$472,525	$277,441

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

In February, March, May and June 2015, the Company entered into convertible note agreements totaling $150,000. Terms of the convertible note include interest at the rate of ten percent per annum, compounded annually payable upon maturity with exercise price of $1 per share and the right to convert the note automatically at the next equity financing or upon the event of a corporate transaction prior to full payment of a note or prior to the time when a note may be converted with interest.

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

As of June 30, 2015 and December 31, 2014 outstanding convertible notes payable consisted of the following:

	June 30, 2015	December 31, 2014
Convertible notes, due October – December 2019	$400,000	$400,000
Convertible notes, due January - March 2020	125,000	-
Convertible notes, due April – June 2020	25,000	-
Total	$550,000	$400,000

Current portion	$-	$-
Long term portion	550,000	400,000
Less beneficial conversion feature	(231,242)	(214,106)
Less debt Discount	(191,081)	(176,393)

	$127,677	$9,501

For the three months ended June 30, 2015 and 2014, interest expenses for the convertible loans including discounts for warrants and beneficial conversion feature was $36,657 and $13,386, respectively.

For the six months ended June 30, 2015 and 2014, interest expenses for the convertible loans including discounts for warrants and beneficial conversion feature was $68,601 and $13,386, respectively.

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

In connection with the issuance of the $150,000 convertible notes, the Company issued warrants to all the convertible note holders to purchase an aggregate of 30,000 shares of common stock. The warrants have a conversion price of $1 per share and expire 5 years from the date of the convertible loan. The fair value of the warrants was estimated at $34,650 using a Black-Scholes model with the following assumptions: expected volatility of 226% to 238%, risk free interest of 1.28% to 1.65%, expected life of 5 years and no dividends. The fair value of the warrants was recorded as equity and a debt discount and will be amortized to interest expense over the term of the loan.

As of June 30, 2015 and December 31, 2014 outstanding stock warrants consisted of the following:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term
Balance outstanding, December 31, 2014	80,000	$1.00	4.88
Granted	30,000	1.00	4.93
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, June 30, 2015	110,000	$1.00	4.48
Exercisable, June 30, 2015	110,000	$1.00	4.48

Note 7 – STOCK COMPENSATION

On December 18, 2014, the Board of Directors of the Company appointed Mr. David R. Wells, to serve as the Company’s Interim Chief Financial Officer. As compensation for his services, the Company agreed to issue Mr. Wells 450,000 restricted shares of common stock on the date that is 90 days from the date of the employment agreement, and an additional 100,000 restricted shares of common stock to be issued on a quarterly basis in arrears commencing on June 30, 2015 through the end of the initial employment term on December 31, 2016. During the six months ended June 30, 2015, $1,625,000 in fair value was recognized under this award. During the six months ended June 30, 2015, 550,000 shares have been issued under this agreement.

During the six months ended June 30, 2015, the Company issued 611,002 shares of common stock at fair value for $618,600 under three separate consulting agreements.

Note 8 – RELATED PARTY TRANSACTIONS

During the three months ended June 30, 2015 and 2014, the Company contracted services from a related company controlled by shareholders and officers of this Company. Contracted services included development and technology costs and administrative services that amounted to $5,900 and $102,221, respectively.

During the six months ended June 30, 2015 and 2014, the Company contracted services from a related company controlled by shareholders and officers of this Company. Contracted services included development and technology costs and administrative services that amounted to $82,691 and $188,156, respectively.

Note 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares Preferred Stock authorized at a par value of $0.001 and there are no outstanding as of June 30, 2015 and December 31, 2014.

Common Stock

The Company has 75,000,000 shares of Common Stock authorized at a par value of $0.001 as of June 30, 2015 and December 31, 2014. There were 46,715,500 and 45,554,498 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.

During the six months ended June 30, 2015, the Company issued 1,161,002 shares of common stock, including 611,002 shares of common stock issued under three separate consulting agreements, and 550,000 shares of common stock to its CFO.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 10 – SUBSEQUENT EVENTS

On August 14, 2015 the Company determined that it no longer has sufficient assets available to meet new obligations or liabilities that may arise after that date. As a result the Company has ceased normal operations pending new sources of working capital to satisfy its day-to-day operations. For the period ended June 30, 2015 the Company has made certain adjustments to the carrying value of its assets to impair to zero, which reflects managements anticipated market value for those assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the three and six months ended June 30, 2015 to three and six months ended June 30, 2014. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

Results of Operations

Three months ended June 30, 2015 compared to three months ended June 30, 2014

The Company reported a net loss of $1,188,037 for the three months ended June 30, 2015 compared to a net loss of $130,889 in the period ended June 30, 2014. There was no revenue for either period reported.

Research and development expenditures were $5,500 for the three months ended June 30, 2015, as compared to $73,602 for the period ended June 30, 2014.

General and administrative expenditures (excluding professional expenditures) were $340,345 for the three months ended June 30, 2015, compared to $11,645 for the period ended June 30, 2014, an increase of $328,700. The increase resulted from the increase in management fees of $310,000, and advertising and marketing expenses of $28,397.

Professional expenditures were $663,975 for the three months ended June 30, 2015, as compared to $19,216 for the period ended June 30, 2014, an increase of $644,759. The increase is the result of additional consulting expense of $636,500, and legal costs of $8,787.

Interest expenditures were $36,657 for the three months ended June 30, 2015, compared to $13,386 for the period ended June 30, 2014. The increase was related to the issuance of convertible notes. Impairment loss as of June 30, 2015 was $136,662.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

The Company reported a net loss of $2,923,921 for the six months ended June 30, 2015 compared to a net loss of $222,356 in the period ended June 30, 2014. There was no revenue for either period reported.

Research and development expenditures were $82,151 for the six months ended June 30, 2015, as compared to $136,814 for the period ended June 30, 2014.

General and administrative expenditures (excluding professional expenditures) were $1,873,716 for the six months ended June 30, 2015, compared to $26,859 for the period ended June 30, 2014, an increase of $1,846,857. The increase resulted from the increase in management fees of $1,769,621, investment bank fees of $15,000, and advertising and marketing expenses of $49,271.

3

Professional expenditures were $750,862 for the six months ended June 30, 2015, as compared to $32,257 for the period ended June 30, 2014, an increase of $718,605. The increase is the result of additional consulting expense of $660,599, accounting costs of $29,332, and legal costs of $24,161.

Interest expenditures were $68,601 for the six months ended June 30, 2015, compared to $13,386 for the period ended June 30, 2014. The increase was related to the issuance of convertible notes. Impairment loss as of June 30, 2015 was $136,662.

Liquidity and Capital Resources

To finance the Company’s development and operating costs, the Company has obtained funding through the issuance of convertible notes. The total amount of notes received during the six months ended June 30, 2015 was $150,000.

The Company used $262,219 of cash in funding operating activities during the six months ended June 30, 2015, compared to $215,088 of cash in funding operating activities during the period ended June 30, 2014. During the six months ended June 30, 2015, non-cash adjustments included $11,929 related to the depreciation and amortization, $2,243,600 for stock based compensation, $44,427 related to interest on discount on convertible debt, $136,662 in impairment loss, and net changes in operating assets and liabilities of $225,084. During the period ended June 30, 2014, non-cash adjustments included $13,040 related to the depreciation and amortization, $1,165 related to interest on discount and net changes in operating assets and liabilities of $6,937.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 18, 2015

FLIKMEDIA, INC.

By:	/s/ Nikola Bicanic
Name:	Nikola Bicanic
Title:	Chief Executive Officer and President

6