Form 10-Q
period 2015-09-30
FlikMedia, Inc.
filed 2015-11-16
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

or

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________.

Commission File Number 000-53337

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

As of November 16, 2015, 46,715,500 shares of the issuer’s common stock, par value $0.001, were outstanding.

2

Part I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FLIKMEDIA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)	(Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$113,176
Prepaid expenses	-	60,000
TOTAL CURRENT ASSETS	-	173,176

NON-CURRENT ASSETS
Intangible assets, net	-	30,133
Property and equipment, net	7,506	9,369
Goodwill	-	117,224
TOTAL NON-CURRENT ASSETS	7,506	156,726

TOTAL ASSETS	$7,506	$329,902

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$351,757	$147,711
Bank overdraft	422	-
Accounts payable to related parties	226,095	129,730
TOTAL CURRENT LIABILITIES	578,274	277,441

NON-CURRENT LIABILITIES
Convertible notes, net of discount	151,672	9,501
TOTAL NON-CURRENT LIABILITIES	151,672	9,501

TOTAL LIABILITIES	729,946	286,942

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,715,500 and 45,554,498 shares issued and outstanding, respectively	46,715	45,554
Common stock to be issued	8,400	4,200
Additional paid-in capital	3,974,280	1,403,491
Accumulated deficit	(4,751,835)	(1,410,285)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(722,440)	42,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,506	$329,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(UNAUDITED)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating Expenses

Research and development	-	106,337	82,151	243,151
Depreciation and amortization	628	6,735	12,557	19,775
Professional fees	52,895	50,177	803,757	82,434
General and administration	326,248	48,202	2,199,964	75,061
Total operating expenses	379,771	211,451	3,098,429	420,421
Loss from operations	(379,771)	(211,451)	(3,098,429)	(420,421)

Other Income (Expense)
Interest expense	(37,858)	-	(106,459)	(13,386)
Interest income	-	3,674	-	3,674
Impairment loss	-	-	(136,662)	-
Total Other Income (Expense)	(37,858)	3,674	(243,121)	(9,712)

Loss before provision for income taxes	(417,629)	(207,777)	(3,341,550)	(430,133)

Provision for income taxes	-	-	-	-

Net loss	$(417,629)	$(207,777)	$(3,341,550)	$(430,133)

Net loss per share
Basic	$(0.009)	$(0.006)	$(0.073)	$(0.012)
Diluted	$(0.009)	$(0.006)	$(0.073)	$(0.012)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	46,715,500	37,663,186	45,905,776	34,795,004
Diluted	46,715,500	37,663,186	45,905,776	34,795,004

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended
	September 30, 2015	September 30, 2014
Net loss	$(3,341,550)	$(430,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,557	19,775
Stock based compensation	2,499,900	-
Interest on discount of convertible debt	68,421	1,165
Impairment loss	136,662	-
(Increase) decrease in current assets:
Prepaid expenses	60,000	-
Interest receivable	-	(3,674)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	300,412	47,253
Net cash used in operating activities	(263,598)	(365,614)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(5,893)
Cash acquired in acquisition	-	11,783
Net cash provided by investing activities	-	5,890

CASH FLOWS FROM FINANCING ACTIVITIES
(Purchase) issuance of common stock	-	(63)
Bank overdraft	422	-
Convertible notes	150,000	362,285
Net cash provided by financing activities	150,422	362,222

Net (decrease) increase in cash and cash equivalents	(113,176)	2,498

Cash and cash equivalents at the beginning of the period	113,176	205

Cash and cash equivalents at the end of the period	$-	$2,703

SUPPLEMENTAL DISCLOSURES:
Common stock issued for conversion of notes and warrants	$-	$742,260
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

On August 14, 2015 the Company determined that it no longer has sufficient assets available to meet new obligations or liabilities that may arise after that date. As a result the Company has ceased normal operations pending new sources of working capital to satisfy its day-to-day operations. For the period ended September 30, 2015 the Company has made certain adjustments to the carrying value of its assets to impair to zero, which reflects managements anticipated market value for those assets.

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

Note 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for the period ending September 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the periods ended September 30, 2015 are not necessarily indicative of the operating results for the full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s annual report on Form 10-K/A for the fiscal year ended December 31, 2014 filed with the U.S. Securities and Exchange Commission on May18, 2015.

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

The Company determined that goodwill was impaired during the six months ended June 30, 2015 and recorded an impairment loss of $117,224.

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

As of September 30, 2015 and December 31, 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. As of September 30, 2015, all intangible assets were deemed to be impaired.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the nine months ended September 30, 2015 that we believe would have a material impact on our financial position or results of operations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of September 30, 2015, the Company has no revenue, and has an accumulated deficit of $4,751,835. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Development costs	$77,000	$77,000
Trademarks	19,438	19,438
Intangible assets	96,438	96,438
Accumulated amortization	(77,000)	(66,306)
Impairment loss	(19,438)	-
	$-	$30,133

Development costs were amortized over 3 years. Amortization expense was $0 and $6,417 for the three months ended September 30, 2015 and 2014, respectively. Amortization expense was $10,694 and $19,250 for the nine months ended September 30, 2015 and 2014, respectively.

The Company concluded that all intangible assets including goodwill were impaired during the six months ended June 30, 2015 and recorded $19,438 in impairment loss for the intangible asset.

Note 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of September 30, 2015 and December 31, 2014, accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
Accounts payable	$281,325	$163,343
Accrued wages	226,095	81,095
Accrued expenses	27,640	28,250
Accrued interest	42,792	4,753
Total	$577,852	$277,441

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

In connection with the issuance of these notes, the Company issued warrants that were recorded as a debt discount at an initial aggregate value of $208,850. The fair value of the beneficial conversion feature of the notes were determined to be $255,150. The value of these warrants and beneficial conversion features, along with the value of previously issued warrants, was amortized over the life of the loan.

As of September 30, 2015 and December 31, 2014 outstanding convertible notes payable consisted of the following:

	September 30, 2015	December 31, 2014
Convertible notes, due October – December 2019	$400,000	$400,000
Convertible notes, due January – March 2020	125,000	-
Convertible notes, due April – June 2020	25,000	-
Total	$550,000	$400,000

Current portion	$-	$-
Long term portion	550,000	400,000
Less beneficial conversion feature	(216,461)	(214,106)
Less debt Discount	(181,867)	(176,393)

	$151,672	$9,501

For the three months ended September 30, 2015 and 2014, interest expenses for the convertible loans including discounts for warrants and beneficial conversion feature was $37,858 and $0, respectively.

For the nine months ended September 30, 2015 and 2014, interest expenses for the convertible loans including discounts for warrants and beneficial conversion feature was $106,459 and $13,386, respectively.

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

As of September 30, 2015 and December 31, 2014 outstanding stock warrants consisted of the following:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term
Balance outstanding, December 31, 2014	80,000	$1.00	4.88
Granted	30,000	1.00	4.46
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, September 30, 2015	110,000	$1.00	4.23
Exercisable, September 30, 2015	110,000	$1.00	4.23

Note 7 – STOCK COMPENSATION

On December 18, 2014, the Board of Directors of the Company appointed Mr. David R. Wells, to serve as the Company’s Interim Chief Financial Officer. As compensation for his services, the Company agreed to issue Mr. Wells 450,000 restricted shares of common stock on the date that is 90 days from the date of the employment agreement, and an additional 100,000 restricted shares of common stock to be issued on a quarterly basis in arrears commencing on September 30, 2015 through the end of the initial employment term on December 31, 2016. During the nine months ended September 30, 2015, $1,875,000 in fair value was recognized under this award. During the nine months ended September 30, 2015, 550,000 shares have been issued under this agreement.

During the nine months ended September 30, 2015, the Company issued 611,002 shares of common stock at fair value for $620,700 under three separate consulting agreements and recorded shares to be issued for $4,200.

Note 8 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2015 and 2014, the Company contracted services from a related company controlled by shareholders and officers of this Company. Contracted services included development and technology costs and administrative services that amounted to $0 and $135,008, respectively.

During the nine months ended September 30, 2015 and 2014, the Company contracted services from a related company controlled by shareholders and officers of this Company. Contracted services included development and technology costs and administrative services that amounted to $82,691 and $323,165, respectively.

Note 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares Preferred Stock authorized at a par value of $0.001 and there are no outstanding as of September 30, 2015 and December 31, 2014.

Common Stock

The Company has 75,000,000 shares of Common Stock authorized at a par value of $0.001 as of September 30, 2015 and December 31, 2014. There were 46,715,500 and 45,554,498 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively.

During the nine months ended September 30, 2015, the Company issued 1,161,002 shares of common stock, including 611,002 shares of common stock issued under three separate consulting agreements, and 550,000 shares of common stock to its CFO.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 10 – SUBSEQUENT EVENTS

Management has evaluated events subsequent through October 22, 2015 for transactions and other events that may require adjustment of and/or disclosure in such financial statements. We have nothing to report in this regard.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the three and nine months ended September 30, 2015 to three and nine months ended September 30, 2014. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

Results of Operations

Three months ended September 30, 2015 compared to three months ended September 30, 2014

The Company reported a net loss of $417,629 for the three months ended September 30, 2015 compared to a net loss of $207,777 in the period ended September 30, 2014. There was no revenue for either period reported.

Research and development expenditures were $0 for the three months ended September 30, 2015, as compared to $106,337 for the period ended September 30, 2014.

General and administrative expenditures (excluding professional expenditures) were $326,248 for the three months ended September 30, 2015, compared to $48,202 for the period ended September 30, 2014, an increase of $278,046. The increase resulted from the increase in management fees of $295,000.

Professional expenditures were $52,895 for the three months ended September 30, 2015, as compared to $50,177 for the period ended September 30, 2014, an increase of $2,718.

Interest expenditures were $37,858 for the three months ended September 30, 2015, compared to $0 for the period ended September 30, 2014. The increase was related to the issuance of convertible notes.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

The Company reported a net loss of $3,341,550 for the nine months ended September 30, 2015 compared to a net loss of $430,133 in the period ended September 30, 2014. There was no revenue for either period reported.

Research and development expenditures were $82,151 for the nine months ended September 30, 2015, as compared to $243,151 for the period ended September 30, 2014.

General and administrative expenditures (excluding professional expenditures) were $2,199,964 for the nine months ended September 30, 2015, compared to $75,061 for the period ended September 30, 2014, an increase of $2,124,903. The increase resulted from the increase in management fees of $2,064,620.

3

Professional expenditures were $803,757 for the nine months ended September 30, 2015, as compared to $82,434 for the period ended September 30, 2014, an increase of $721,323. The increase is the result of additional consulting expense of $650,599, accounting costs of $17,200, and legal costs of $37,364.

Interest expenditures were $106,459 for the nine months ended September 30, 2015, compared to $13,386 for the period ended September 30, 2014. The increase was related to the issuance of convertible notes. Impairment loss as of September 30, 2015 was $136,662.

Liquidity and Capital Resources

To finance the Company’s development and operating costs, the Company has obtained funding through the issuance of convertible notes. The total amount of notes received during the nine months ended September 30, 2015 was $150,000.

The Company used $263,598 of cash in funding operating activities during the nine months ended September 30, 2015, compared to $365,614 of cash in funding operating activities during the period ended September 30, 2014. During the nine months ended September 30, 2015, non-cash adjustments included $12,557 related to the depreciation and amortization, $2,499,900 for stock based compensation, $68,241 related to interest on discount on convertible debt, and net changes in operating assets and liabilities of $360,412. During the period ended September 30, 2014, non-cash adjustments included $19,775 related to the depreciation and amortization, $1,165 related to interest on discount and net changes in operating assets and liabilities of $43,579.

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

Changes in internal controls

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 16, 2015

FLIKMEDIA, INC.

By:	/s/ Nikola Bicanic
Name:	Nikola Bicanic
Title:	Chief Executive Officer and President

6