Form 10-K
period 2015-12-31
FlikMedia, Inc.
filed 2016-04-14
CIK 1493563

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

The number of shares of the registrant’s common stock outstanding at April 14, 2016 was 46,735,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CERTAIN TERMS

As used in this Form 10-K, unless the context indicates otherwise, the terms “FlikMedia,” “Company,” “we,” “our,” and “us” refers collectively to FlikMedia, Inc. (formerly, Crossbox, Inc.), a Nevada corporation and its wholly-owned subsidiary, Flikdate, Inc. (“Flikdate” or “Subsidiary”), a Delaware corporation.

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

Flikdate, Inc. was incorporated under the laws of the State of Delaware on November 28, 2012. On April 9, 2013, Flikdate, Inc. merged with Flikdate, LLC. Under the terms of the Merger Agreement, the sole member of Flikdate, LLC received a total of 100 shares of voting common stock of Flikdate, Inc. In addition, pursuant to the agreement, Flikdate, LLC ceased as of April 9, 2013.

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

On August 14, 2015 the Company determined that it no longer has sufficient assets available to meet new obligations or liabilities that may arise after that date. As a result the Company has ceased normal operations pending new sources of working capital to satisfy its day-to-day operations. For the period ended December 31, 2015, the Company has made certain adjustments to the carrying value of its assets to impair to zero, which reflects managements anticipated market value for those assets.

Business

We offer a mobile video dating service. We have developed a proprietary software application, flikdate, that enables men and women to interact live by video social “dating” all over the world on their mobile phones. Our flikdate technology is based on live video chat capabilities allowing users to see the person he or she is talking to in real-time video. The social mission of the Company is to assist users in building personal relationships with one another.

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

Market Overview

Now more than ever before people are meeting online and through dating applications. As a result, we believe the stigma once associated with “online dating” is being eradicated. In a study conducted by the Pew Research Internet Project 1 , researchers found that one in ten Americans have used an online dating site or mobile dating application themselves; and many people now know someone else who uses online dating or who has found a spouse or long-term partner via online dating.

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

Competition

The mobile application industry is characterized by rapidly evolving technology and intense competition. Other companies of various sizes engage in activities similar to ours. Many of our competitors have substantially greater financial and other resources available to them. Although we believe that there are approximately a total of 3,900+ online dating sites and mobile applications available to consumers to choose from, management believes the following represent the most serious competition to our service:

●	Coffee Meets Bagel : Similar to timed shopping sites, this free application sends one match to each user every day at noon. Users can see that person’s picture and profile and have only 24 hours to decide if they want to go on a date with them or not by clicking “yes” or “pass.”

●	eHarmony Mobile : One of the largest dating sites, eHarmony has provided services in this industry for more than 10 years. Upon downloading the free mobile app, members can complete a relationship questionnaire at no charge, receive a detailed personality profile for free, receive daily matches, send icebreakers, communicate with matches for free during free communication events, and when subscribed, freely communicate with matches. Unlike other dating applications, eHarmony takes into account things like common personality traits, interests, values and beliefs to make its matches.

●	HowAboutWe : With a similar interface to Twitter, How About We offers users the ability to post statuses such as, “How About We...hook up tonight!” Users can message other How About We users by upgrading to one of How About We’s messaging packages. By doing this, users are able to read messages from other users, ask users “out,” and respond when someone is intrigued. Although its subscription based, How About We lets users remain in charge by choosing the type of date they want to go on.

●	Match.com Mobile : Launched in April of 1995, Match.com is one of the largest online dating companies in the world. It is credited for pioneering the online dating industry and now serves 24 countries and territories and hosts Web sites in 15 different languages. Its mobile app, Match.com Mobile, was introduced in 2003 and offers users a profile that can be perused by other users through various search options. Eighty percent of its five million application users are under the age of 35. Searching other users’ profiles is free of charge, however only paying members may email or text each other.

●	OKCupid-Blind Dating App : Launched in 2004 and acquired by Match.com for $50 million in 2010, OKCupid’s free mobile application calculates match percentages using a patent pending algorithm that is based on how users respond to questions, such as “how messy are you?” and “have you ever cheated in a relationship?” The application requires that users reveal a few basic details, including first name, age, whether the user prefers men or women, and a profile picture, which the application will scramble. Next, the application prompts the user to create a date. Alternatively, the user can peruse other scrambled profile pictures and date offers from their matches.

●	PlentyOfFish : Founded in 2003 in Vancouver, PlentyOfFish has over 70 million registered users across the globe and 50,000 new members every day – 70% of its usage takes place solely via its mobile app. While it is free to use, the application offers premium services as part of their upgraded membership, such as seeing when a user profile was viewed, and allowing users to see whether a message has been read and/or deleted.

●	Tinder : Introduced in mid-2012, Tinder uses Facebook profiles to gather users’ basic information and analyzes users’ social graph to match potential candidates that are most likely to be compatible, based on geographical location, number of mutual friends and common interests. Only after two users “like” each other are they free to chat within the app. Users have control over who they want to connect with so that they are not bombarded with messages or approached by people they don’t want to match with. Tinder is anonymous in that it does not post users activity within the application on Facebook or reveal their matches and interactions.

●	Skout : One of the largest online dating platforms with over five million users using the free app, Skout’s “Meet Me” feature allows users to flip through and see who’s nearby and ready to hook up. Users can see who’s checked them out, send messages and send wink bombs.

Competitive Strength

We believe that the Flikdate solution possesses certain advantages over the dating programs of our competitors. These include:

●	Product focus. The Flikdate team is focused on optimizing the user’s product experience from the very first launch of the application, to subsequent returns with and without prompting. We believe that our unique holistic approach to user experience design, coupled with viewing performance marketing as part of the product cycle, counts as one of our greatest strengths;

●	Patented technology. We have a broad technology patent covering all aspects of timed video dating;

●	Mobile first and mobile only. Most incumbent dating companies built their businesses (and business models) before the smartphone revolution. However – we are now living in a so-called post-PC world. As such, transitioning these pre-mobile business models into mobile only is an extremely difficult task to pull off. However, with flikdate, both the user experience and the monetization model was designed from the ground up to leverage touchscreen smartphones; and

●	Broad platform. Both major smartphone platforms have dedicated application developer teams. We are in preliminary discussions to explore a partnership to bring flikdate into the living room also (via Microsoft Xbox) – always focusing on maximizing the amount of people who can use flikdate (but never forgetting to keep it very easy to use).

Our Product

We provide users with the following products relating to their user experience:

●	Flikbank. Flikdate has an in-application currency called “fliks”, and a new concept called “digital chivalry”:

●	“ Fliks ”

●	It costs one flik to see another person.

●	Two fliks to get another 90 seconds of chat time, and give fliks to add a person to your datebook.

●	Under a new concept called ” Digital chivalry ”, if a man proposes a date- it costs him two fliks, but his date would pay nothing. If he adds her to his date list (and she agrees) its costs five fliks.

●

Revenue Model

The user can do everything in the application for “free” since they are given additional fliks by the passage of time. However if the user wants to engage in a higher volume of activity ahead of the free fliks, he or she is required to buy “fliks.” A user’s flik balance is recharged to 25 fliks each day for free. An additional 25 fliks can be purchased for $1.00 at any time. Our revenue model includes:

●	Premium Model : Using an upfront download fee for the “Fliks” purchased, this is the most straightforward and obvious way to monetize a mobile application.

●	Freemium Model : The application is a free download and contains content for purchase inside the application (aka in-app purchases) or an upgrade option to a premium version.

●	Ad Networks : The application and all its content can be completely free and still generates revenue through advertising.

Platform Solutions : We believe that the Flikdate platform provides the following benefits to members:

●	Easy to get started. We believe flikdate’s unique onboarding process, which is the process to get started on the app, is the industry’s fastest by several orders of magnitude. Our competitors usually force users into a very lengthy onboarding process requiring them to create an account, add photos, add a credit card etc. – a very cumbersome process that both scares and confuses potential users;

●	Fast to use. We believe that the whole idea of casual dating applications is to allow the user to dip into and out of the experience as easily as possible. They can ” flikdate” for only 5 minutes while waiting in line at a grocery store, or if they can “flikdate” for several hours. The technology is designed to function equally well for both types of users;

●	Authenticity. The most common complaint with traditional online dating is that people look nothing like the pictures. The photos used in profile are often older, photo shopped or professionally-lit, creating a chain of distrust and disappointment for many users. Real-time phone or mobile tablet video is real and nearly impossible to fake. We believe only our technology capitalizes on this advantage;

●	Step-by-step interactions. Most dating sites and mobile apps rush directly from browsing and text chatting to the first date or “real-world” meeting. This effectively creates a “Blind Date” situation, which induces high-stress, and has a low probability for success since there were only nominal notions of compatibility before meeting. Our technology allows for a smooth transition from image browsing, to text chatting, to video voicemails to real-time video. We believe the flikdate solution can dramatically increase the interaction between people who are interested in each other, and improve the odds for success;

●	Monetizing our business model. Many dating applications are free – which is not a very sustainable business model. We studied the dynamics of extremely successful online games such as Candy Crush Saga and Clash of Clans - and used their proven “gamification” models to improve our monetization, such as spending credits faster and reloading faster. We believe that this has led to a strong roadmap for the next releases of the flikDate application.

Marketing

Our primary marketing focus is on increasing our user base, supported by technological stability and continuous technical improvements. Our strategy for growth includes various user acquisition channels, such as:

●	App Store Optimization & Promotions

●	Public Relations & TV coverage. Initial tests show the rapid and sustainable impact of PR on customer acquisition, including promotion on popular tv shows, such as the Today show, Steve Harvey show and future outlets;

●	Paid Search

●	Youtube / Videos. Creating grass-root style PR videos directly, and indirectly through audience outreach drives, download and engagement;

●	In-App Mobile Ad Networks , which currently provides lower performance due to small form factors, but is rapidly gaining

●	Affiliate Networks. Includes dating networks to “meet-ups” to other sites with similar target audiences provide a fixed customer acquisition cost at scale

●	Partnerships. After we have enhanced our user base over the next two to three years, we will seek to leverage selectively the existing incumbents in the online dating space for database customer acquisition and growth. This includes revenue share deals, affiliate traffic deals and possible joint ventures.

We intend to focus our social marketing tactics to ensure that flikdate is ranked high in the mobile dating application market so that it can be organically discovered; to fuel and optimize opportunities to generate users; and to effectively target and effectively speak to the broad demographic universe of users that we believe will greatly enjoy flikdate . In addition, flikdate plans for these services to allow its customers to interact with a variety of other social media platforms through the Internet, such as Facebook and Twitter. We intend to create a multi-channel online presence capable of optimizing the viral nature of social marketing to promote flikdate and attract new users.

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

Intellectual Property & Technology

Patents.

The Company is developing unique intellectual property for its service. The centerpiece of the flikdate technology is a utility patent (#8,786,662) granted by the United States Patent and Trademark Office (“ USPTO ”) on July 22, 2014 (the “ Flikdate Patent ”) that seeks to protect a method of successive real-time interactive video sessions.

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

Trademarks.

flikdate has filed and received approval for trademarks on its company name , Flikdate TM . There can be no assurance that flikdate will receive trademark protection on any future applications.

Research and Product Development

Research and product development activities with respect to our flikmedia technology are ongoing and utilize our internal technical staff, as well as independent consultants retained by us.  Our research and product development expenditures were $82,151 for the year ended December 31, 2015, as compared to $312,684 for the period ended December 31, 2014.

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

U.S. legislators and regulators may enact new laws and regulations regarding privacy and data security. In February 2012, the White House released a proposed Consumer Privacy Bill of Rights, which is intended to serve as a framework for new privacy legislation. In March 2012, the U.S. Federal Trade Commission released a staff report making recommendations for businesses and policy makers in the area of consumer privacy. Similarly, new privacy laws and regulations at the state level, as well as new laws and directives abroad (particularly in Europe), are being proposed and implemented. For example, legislation in the state of California that became effective on January 1, 2014 requires companies that collect personal information to disclose how they respond to web browser “Do Not Track” signals. In addition, existing privacy laws that were intended for brick-and-mortar businesses could be interpreted in a manner that would extend their reach to our business.

Employees

As of December 31, 2015, we had one employee. None of our employees are represented by a labor organization. We have entered into non-disclosure agreements with our key technicians and certain other employees. We consider our relationship with our employees to be good.

Corporate Headquarters

Our principal executive offices are located at 905 Pacific Avenue, Venice, CA 90291. Our telephone number is (877) 522-2636.

ITEM 1A. RISK FACTORS

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at 905 Pacific Avenue, Venice, CA 90291. We occupy these offices on a month-to-month basis.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, The Company may become subject to certain lawsuits and other potential legal actions. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations. As of December 31, 2015, the Company reserved $20,000 for possible future settlements.

One of these actions was brought by the Washington State Department of Financial Institutions Securities Division (the “Washington DFI”) against us and its two directors as controlled persons.  The case alleges a violation of the anti-fraud provisions of Washington State Securities law in connection with FlikMedia’s unilateral action to purchase of stock from a former employee, including vested shares.  The Washington DFI seeks to impose a certain fines against us and each director.  FlikMedia and its directors have responded to the Washington DFI action and have asserted that the action is a private litigation matter and should be dismissed for, among other reasons, lack of jurisdiction.  Related to the DFI action, the Company received a demand letter from the former employee claiming damages based on 327,532 shares of the Company’s common stock.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

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

Quarterly Periods ended	High	Low
December 31, 2015	$1.00	$0.25
September 31, 2015	$1.00	$1.00
June 30, 2015	$1.10	$1.00
March 30, 2015	$2.50	$1.01

December 31, 2014	$2.50	$1.50
September 31, 2014	$5.06	$0.96
June 30, 2014	$7.56	$1.50
March 30, 2014	$5.06	$1.01

Holders

As of April 14, 2016 we had 46 holders of record of our common stock. This does not reflect the number of persons or entities who held stock in nominee or street name through various brokerage firms.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis compares our results of operations for the year ended December 31, 2015 to year ended December 31, 2014. This discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

Results of Operations

Year ended December 31, 2015 compared to year ended December 31, 2014

The Company reported a net loss of $3,743,376 for the year ended December 31, 2015 compared to a net loss of $1,160,810 in the period ended December 31, 2014. There was no revenue for either period reported.

Research and development expenditures were $82,151 for the year ended December 31, 2015, as compared to $312,684 for the period ended December 31, 2014.

General and administrative expenditures (excluding professional expenditures) were $2,552,109 for the year ended December 31, 2015, compared to $338,195 for the period ended December 31, 2014, an increase of $2,213,914. The increase resulted from the increase in management fees of $2,248,526.

Professional expenditures were $788,073 for the year ended December 31, 2015, as compared to $132,245 for the period ended December 31, 2014, an increase of $655,828. The increase is the result of additional consulting expense of $626,224, accounting costs of $4,240, and legal costs of $12,033.

Interest expenditures were $144,317 for the year ended December 31, 2015, compared to $27,641 for the period ended December 31, 2014. The increase was related to the issuance of convertible notes. Impairment loss as of December 31, 2015 was $143,541.

Liquidity and Capital Resources

To finance the Company’s development and operating costs, the Company has obtained funding through the issuance of convertible notes. The total amount of notes received during the year ended December 31, 2015 was $150,000.

The Company used $263,598 of cash in funding operating activities during the year ended December 31, 2015, compared to $641,115 of cash in funding operating activities during the period ended December 31, 2014. During the year ended December 31, 2015, non-cash adjustments included $13,185 related to the depreciation and amortization, $2,776,200 for stock based compensation, $92,416 related to interest on discount on convertible debt, and net changes in operating assets and liabilities of $454,436. During the period ended December 31, 2014, non-cash adjustments included $26,689 related to the depreciation and amortization, $5,322 related to interest on discount and net changes in operating assets and liabilities of $154,784.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Because we are a “smaller reporting company” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS

FLIKMEDIA, INC. AND SUBSIDIARY

December 31, 2015

Lichter, Yu and Associates, Inc.

Certified Public Accountants

16133 Ventura Blvd., suite 450

encino, California 91436

T el (818)789-0265 F ax (818) 789-3949

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

FlikMedia, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of FlikMedia, Inc. and Subsidiary (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $5,153,661 and limited operating history which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lichter, Yu and Associates, Inc.

Encino, California

April 13, 2016

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$113,176
Prepaid expenses	-	60,000
TOTAL CURRENT ASSETS	-	173,176

NON-CURRENT ASSETS
Intangible assets, net	-	30,133
Property and equipment, net	-	9,369
Goodwill	-	117,224
TOTAL NON-CURRENT ASSETS	-	156,726

TOTAL ASSETS	$-	$329,902

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$375,781	$147,711
Accounts payable to related parties	296,095	129,730
Bank overdraft	422	-
TOTAL CURRENT LIABILITIES	672,298	277,441

NON-CURRENT LIABILITIES
Convertible notes, net of discount	175,667	9,501
TOTAL NON-CURRENT LIABILITIES	175,667	9,501

TOTAL LIABILITIES	847,965	286,942

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 46,735,500 and 45,554,498 shares issued and outstanding, respectively	46,735	45,554
Common stock to be issued	14,700	4,200
Additional paid-in capital	4,244,260	1,403,491
Accumulated deficit	(5,153,661)	(1,410,285)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(847,965)	42,960

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-	$329,902

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

	Years ended
	December 31, 2015	December 31, 2014
Operating Expenses

Research and development	$82,151	$312,684
Depreciation and amortization	13,185	26,689
Professional fees	788,073	132,245
General and administration	2,552,109	338,195
Total operating expenses	3,435,518	809,813
Loss from operations	(3,435,518)	(809,813)

Other Income (Expense)
Interest expense	(144,317)	(27,641)
Loss on note receivable	-	(328,700)
Settlement reserve	(20,000)	-
Gain/(loss) on intangible assets	(143,541)	-
Total other expense	(307,858)	(356,341)

Loss before provision for income taxes	(3,743,376)	(1,166,154)

Provision for income taxes	-	-

Net loss	$(3,743,376)	$(1,166,154)

Net loss per share
Basic	$(0.082)	$(0.032)
Diluted	$(0.082)	$(0.032)

Weighted average number of shares used in computing basic and diluted net loss per share:

Basic	45,701,032	36,315,811
Diluted	45,701,032	36,315,811

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

	Preferred stock		Common stock		Additional Paid in	Common Stock to be	Accumulated	Total Stockholders’ Equity
	Stock	Amount	Stock	Amount	Capital	Issued	Deficit	(Deficit)
Balance at December 31, 2014	-	-	45,554,498	$45,554	$1,403,491	$4,200	$(1,410,285)	$42,960
Common stock for services	-	-	1,181,002	1,181	2,764,519	10,500	-	2,776,200
Discount on convertible notes	-	-	-	-	76,250	-	-	76,250
Net loss	-	-	-	-	-	-	(3,743,376)	(3,743,376)
Balance at December 31, 2015	-	-	46,735,500	$46,735	$4,244,260	$14,700	$(5,153,661)	$(847,965)

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

	Years ended
	December 31, 2015	December 31, 2014
Net loss	$(3,743,376)	$(1,166,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,185	26,689
Stock based compensation	2,776,200	4,200
Interest on discount of convertible debt	92,416	10,666
Impairment loss	143,541	328,700
(Increase) decrease in current assets:
Prepaid expenses	60,000	(60,000)
Increase (decrease) in current liabilities:
Accounts payable and accrued expenses	394,436	214,784
Net cash used in operating activities	(263,598)	(641,115)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(8,738)
Cash acquired in acquisition	-	11,783
Net cash provided by investing activities	-	3,045

CASH FLOWS FROM FINANCING ACTIVITIES
(Purchase) issuance of common stock	-	(63)
Bank overdraft	422	-
Shareholder loan	-	(11,181)
Convertible notes	150,000	762,285
Net cash provided by financing activities	150,422	751,041

Net increase (decrease) in cash and cash equivalents	(113,176)	112,971

Cash and cash equivalents at the beginning of the period	113,176	205

Cash and cash equivalents at the end of the period	$-	$113,176

SUPPLEMENTAL DISCLOSURES:
Common stock issued for conversion of convertible notes and warrants	$-	$742,262
Cash paid during the year for:
Income tax payments	$-	$-
Interest payments	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

FLIKMEDIA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

On August 14, 2015 the Company determined that it no longer has sufficient assets available to meet new obligations or liabilities that may arise after that date. As a result the Company has ceased normal operations pending new sources of working capital to satisfy its day-to-day operations. For the period ended December 31, 2015 the Company has made certain adjustments to the carrying value of its assets to impair to zero, which reflects managements anticipated market value for those assets.

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

The Company determined that goodwill was impaired during the year ended December 31, 2015 and recorded an impairment loss of $117,224.

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

As of December 31, 2015 and 2014, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

Intangible Assets

The Company records identifiable intangible assets at fair value on the date of acquisition and evaluates the useful life of each asset. Finite-lived intangible assets primarily consist of software development capitalized. Finite-lived intangible assets are amortized on a straight-line basis and are tested for recoverability if events or changes in circumstances indicate that their carrying amounts may not be recoverable. These intangibles have useful lives ranging from 1 to 10 years. As of December 31, 2015, all intangible assets were deemed to be impaired.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements during the year ended December 31, 2015 that we believe would have a material impact on our financial position or results of operations.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2015, the Company has no revenue, and has an accumulated deficit of $5,153,661. The continuation of the Company as a going concern is dependent upon the continued financial support from its management, and its ability to identify future investment opportunities and obtain the necessary debt or equity financing, and generating profitable operations from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Development costs	$77,000	$77,000
Trademarks	19,438	19,438
Intangible assets	96,438	96,438
Accumulated amortization	(77,000)	(66,306)
Impairment loss	(19,438)	-
	$-	$30,133

Development costs were amortized over 3 years. Amortization expense was $10,694 and $19,250 for the year ended December 31, 2015 and 2014, respectively.

The Company concluded that all intangible assets including goodwill were impaired during the year ended December 31, 2015 and recorded $19,438 in impairment loss for the intangible asset.

Note 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of December 31, 2015 and 2014, accounts payable and accrued expenses consist of the following:

	December 31, 2015	December 31, 2014
Accounts payable	$268,986	$163,343
Accrued wages	271,095	81,095
Accrued expenses	75,634	28,250
Accrued interest	56,655	4,753
Total	$672,298	$277,441

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

As of December 31, 2015 and 2014 outstanding convertible notes payable consisted of the following:

	December 31, 2015	December 31, 2014
Convertible notes, due October – December 2019	$400,000	$400,000
Convertible notes, due January – March 2020	125,000	-
Convertible notes, due April – June 2020	25,000	-
Total	$550,000	$400,000

Current portion	$-	$-
Long term portion	550,000	400,000
Less beneficial conversion feature	(201,680)	(214,106)
Less debt Discount	(172,653)	(176,393)

	$175,667	$9,501

For the years ended December 31, 2015 and 2014, interest expenses for the convertible loans including discounts for warrants and beneficial conversion feature was $144,317 and $27,64 1 , respectively.

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

As of December 31, 2015 and 2014 outstanding stock warrants consisted of the following:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Warrants	Price	Term
Balance outstanding, December 31, 2014	80,000	$1.00	4.88
Granted	30,000	1.00	4.46
Exercised	-	-	-
Forfeited/expired	-	-	-
Balance outstanding, December 31, 2015	110,000	$1.00	4.23
Exercisable, December 31, 2015	110,000	$1.00	4.23

Note 7 – STOCK COMPENSATION

On December 18, 2014, the Board of Directors of the Company appointed Mr. David R. Wells, to serve as the Company’s Interim Chief Financial Officer. As compensation for his services, the Company agreed to issue Mr. Wells 450,000 restricted shares of common stock on the date that is 90 days from the date of the employment agreement, and an additional 100,000 restricted shares of common stock to be issued on a quarterly basis in arrears commencing on December 31, 2015 through the end of the initial employment term on December 31, 2016. During the year ended December 31, 2015, $2,125,000 in fair value was recognized under this award. During the year ended December 31, 2015, 550,000 shares have been issued under this agreement.

During the year ended December 31, 2015, the Company issued 631,002 shares of common stock at fair value for $640,700 under three separate consulting agreements and recorded shares to be issued for $10,500.

Note 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2015 and 2014, the Company contracted services from a related company controlled by shareholders and officers of this Company. Contracted services included development and technology costs and administrative services that amounted to $82,691 and $76,791, respectively.

Note 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock

The Company has 5,000,000 shares Preferred Stock authorized at a par value of $0.001 and there are no outstanding as of December 31, 2015 and 2014.

Common Stock

The Company has 75,000,000 shares of Common Stock authorized at a par value of $0.001 as of December 31, 2015 and 2014. There were 46,735,500 and 45,554,498 shares issued and outstanding as of December 31, 2015 and 2014, respectively.

During the year ended December 31, 2015, the Company issued 1,181,002 shares of common stock, including 631,002 shares of common stock issued under three separate consulting agreements, and 550,000 shares of common stock to its CFO.

Dividend Policy

The Company has not yet adopted a policy regarding the payment of dividends and no dividends have been declared.

Note 10 – INCOME TAX

The following is the income tax expense reflected in the Statement of Operations for the years ended December 31, 2015 and 2014:

Income Tax Expense

	2015	2014
Current	$-	$-
Deferred	-	-
Total	$-	$-

The following are the components of loss before income tax reflected in the Statement of Operations for the years ended December 31, 2015 and 2014:

Components Of Loss Before Income Tax

	2015	2014
Loss before income tax	$(3,743,376)	$(1,166,154)

Income tax	$-	$-

The following is a reconciliation of the provision for income taxes at the US federal income tax rate to the income taxes reflected in the Statement of Operations for the period ended December 31, 2015:

Income Tax Rate Reconciliation

	2015	2014
US statutory rates	34%	34%
Loss from operations	(34)%	(34)%
Tax expense at actual rate	-%	-%

Note 11 – COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, The Company may become subject to certain lawsuits and other potential legal actions. The Company does not believe there are any pending legal proceedings that will have a material impact on the Company’s financial position or results of operations. As of December 31, 2015, the Company reserved $20,000 for possible future settlements.

One of these actions was brought by the Washington State Department of Financial Institutions Securities Division (the “Washington DFI”) against us and its two directors as controlled persons. The case alleges a violation of the anti-fraud provisions of Washington State Securities law in connection with FlikMedia’s unilateral action to purchase of stock from a former employee, including vested shares. The Washington DFI seeks to impose a certain fines against us and each director. FlikMedia and its directors have responded to the Washington DFI action and have asserted that the action is a private litigation matter and should be dismissed for, among other reasons, lack of jurisdiction. Related to the DFI action, the Company received a demand letter from the former employee claiming damages based on 327,532 shares of the Company’s common stock.

Note 12 – SUBSEQUENT EVENTS

Mr. David R. Wells resigned as our Chief Financial Officer, effective January 4, 2016.

On January 11, 2016, the Board of Directors of the Company appointed Mr. Mark W. Lee, to serve as our Chief Financial Officer on an interim basis. The Company retained Mr. Lee under the terms of a consulting agreement dated January 11, 2016, which provides for an initial term that expires December 31, 2017 subject to any party terminating the agreement upon 30 day’s notice, compensation of $2,500 per month and certain other customary terms. Mr. Lee resigned as our Chief Financial Officer, effective February 22, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTINGS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, including our chief executive officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Following this review and evaluation, management collectively determined that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our chief executive officer, and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based upon management’s assessment using the criteria contained in COSO, and for the reasons discussed below, our management has concluded that, as of December 31, 2015, our internal control over financial reporting was not effective.

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

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth the name, age and position of our executive officers and the members of our Board of Directors.

Name	Age	Position

Nikola Bicanic	41	Chief Executive Officer and Director

Arben Kryeziu	37	Chief Technology Officer

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

Nikola Bicanic received compensation of $27,500 during the year ended December 31, 2015. Nikola Bicanic was awarded a bonus for his services in 2014 of $51,095.

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

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage Beneficially Owned
Nikola Bicanic, CEO, Director	8,593,260	18%
Arben Kryeziu, CTO (2)	8,593,260	18%
All Officers and Directors as a Group (2 persons)	17,186,520	37%

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

Related Party Transactions

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

Director Independence

We currently do not have any independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting Firm

Audit Fees . Audit fees for 2015 and 2014 consisted of fees related to the audit and review of our consolidated financial statements, review of our interim consolidated financial statements, review of certain financial statements and consents related to registration statements. We were billed $28,250 by Lichter, Yu and Associates, Inc. for 2015.

Audit-Related Fees . We did not incur any audit-related fees for 2015 and 2014.

Tax Fees . We did not incur any audit-related fees for 2015 and 2014.

All Other Fees . There were no other service fees for 2015 and 2014.

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

We do not have an audit committee. Our Board of Directors pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees for 2015 and 2014 were pre-approved by our Board of Directors.

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

1.	Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2015 and December 31, 2014
Statements of Operations for the Years Ended December 31, 2015 and period from inception (November 28, 2012) to December 31, 2014
Statements of Changes in Stockholders’ (Deficit) Equity for the Years Ended December 31, 2015 and period from inception (November 28, 2012) to December 31, 2014
Statements of Cash Flows for the Years Ended December 31, 2015 and period from inception (November 28, 2012) to December 31, 2014
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

FLIKMEDIA, INC.

Date: April 14, 2016	By:	/s/ Nikola Bicanic
Nikola Bicanic
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nikola Bicanic	Chief Executive Officer and Director	April 14, 2016
Nikola Bicanic	(Principal Executive Officer)

