Form 10-K/A
period 2015-12-31
FlikMedia, Inc.
filed 2016-04-20
CIK 1493563

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, filed with the Securities and Exchange Commission on April 14, 2016 (the “Form 10-K”), is to include XBRL, and to make certain updates to the Exhibit Index, including to add Exhibit 21.1, “Subsidiary of the Registrant”.

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

Trademarks.

flikdate has filed and received approval for trademarks on its company name, Flikdate TM . There can be no assurance that flikdate will receive trademark protection on any future applications.

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

For the years ended December 31, 2015 and 2014, interest expenses for the convertible loans including discounts for warrants and beneficial conversion feature was $144,317 and $27,641, respectively.

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
Statements of Cash Flows for the Years Ended December 31, 2015 and period from inception (November 28, 2012) to December 31, 2014
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits required to be filed by Item 601 of Regulation S-K

Please see the “Exhibit Index,” which is incorporated herein by reference, following the signature page for a list of our exhibits.

Exhibit Index

Exhibit. No.	Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Articles of Merger – Nevada / Name Change to CrossBox, Inc. (3)
3.4	Certificate of Merger – Delaware (2)
3.5	Articles of Merger – Nevada / Name Change to FlikMedia, Inc. (2)
10.1	Merger Agreement dated July 6, 2014 (2)
21.1	Subsidiary of the Registrant*
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed Herewith

(1)	Incorporated by reference from the S-1 Registration Statement filing date 2010-07-22.

(2)	Incorporated by reference from the Current Report filing date 2014-08-12.

(3)	Incorporated by reference from the Annual Report filing date 2015-05-19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FLIKMEDIA, INC.

Date: April 20, 2016	By:	/s/ Nikola Bicanic
Nikola Bicanic
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Nikola Bicanic	Chief Executive Officer and Director	April 20, 2016
Nikola Bicanic	(Principal Executive Officer)

